Form 10KSB
period 2002-03-31
RADALE IMPORTS INC
filed 2002-07-01
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-49708

                              RADALE IMPORTS, INC.
                 (Name of small business issuer in its charter)

        California                                          33-0684067
(state  of  incorporation)                         (IRS  Employer  I.D.  Number)

                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                    (Address of principal executive offices)

                    Issuer's telephone number: 858-756-3011

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 par value
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0, as the stock does not trade.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 24, 2002: 2,138,150 shares of Common Stock, $0.001 par value.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Item  1     Description  of  Business                                        1
            Business  of  Radale  Imports                                    1
            Investigation  and  Selection  of  Business  Opportunities       3
            Form  of  Acquisition                                            6
            Investment  Company  Act  and Other Regulation                   7
            Competition                                                      8
            No  Rights  of  Dissenting  Shareholders                         8
            No  Target  Candidates  for  Acquisition                         8
            Administrative  Offices                                          8
            Employees                                                        8
            Risk  Factors                                                    9

Item  2     Properties                                                      14

Item  3     Legal  Proceedings                                              14

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders     15

Item  5     Market for Common Equity and Related  Stockholder  Matters      15

Item  6     Management's Plan of Operations                                 15
            Plan  of  Operations for the Next Twelve Months                 15

Item  7     Financial Statements                                            16

Item  8     Changes  in  and  Disagreements  with  Accountants
            on  Accounting  and  Financial  Disclosure                      28

Item  9     Directors,  Executive  Officers,  Promoters  and
            Control  Persons;  Compliance  with Section 16(a)
            of the Exchange Act                                             28

Item 10     Executive  Compensation                                         31

Item 11     Security Ownership of Certain Beneficial Owners and Management  31

Item 12     Certain  Relationships  and  Related  Transactions              32

Item 13     Exhibits  and  Reports  on  Form  8-K                           33
            (a)     Exhibits                                                33
            (b)     Reports  on  Form  8-K                                  33

Signatures                                                                  34

ITEM  1.     DESCRIPTION  OF  BUSINESS.

                            DESCRIPTION OF BUSINESS

Business  Development

     Radale Imports, Inc., was incorporated under the laws of the State of California on August 18, 1995, and is in the developmental stage. From the period of inception in 1995 through 1998, we were occupied in establishing an import-export business between India and the U.S. in the automotive afterparts and accessory markets. In 1998 our vice president, Raj Pujara, died. He was our contact with India. We soon learned that we could not proceed with our business plan without him. We have no commercial operations today, have no full-time employees and own no real estate or other property other than office equipment.

Business  of  Radale  Imports

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. We are filing a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," we may be more attractive to a private acquisition target because it may thereby be listed to trade its shares on the OTC Bulletin Board.

     It is anticipated that our officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on Nasdaq SmallCap or a stock exchange (See "Investigation and Selection of Business Opportunities"). We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of our securities, any entity, which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of us would be issued by us or purchased from our current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain of our principal shareholders could occur at a time when the other shareholders of the company remain subject to restrictions on the transfer of their shares.

     Depending upon the nature of the transaction, the current officers and directors of our company may resign management positions with the company in connection with our acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, our current management would not have any control over the conduct of the company's business following our combination with a business opportunity.

     It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

     We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to such foregoing expectations, that a transaction with an affiliate would be in the best interests of the company and its stockholders, the company is in general permitted by California law to enter into such a transaction if:

- The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

- The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

-  The contract  or transaction  is fair  as to the company as of the time it is
   authorized,  approved  or  ratified,  by  the  Board   of   Directors  or the
   stockholders.

Investigation  and  Selection  of  Business  Opportunities
----------------------------------------------------------

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems, which may exist, and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm, which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

-  Potential  for  growth  and  profitability,  indicated  by  new   technology,
   anticipated  market  expansion,  or  new  products;

- Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

- Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

- Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-  The  extent  to  which  the  business  opportunity  can  be  advanced;

- Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

- Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

- The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

-  The  accessibility  of   required  management   expertise,   personnel,   raw
   materials, services,  professional  assistance,  and  other  required  items.

     In regard to the possibility that our shares would qualify for listing on Nasdaq SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5 million, a market capitalization of at least $50 million or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the Nasdaq listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required  facilities;  an  analysis  of  risks  and  competitive  conditions;  a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the our limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on Nasdaq or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates that have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with our company to be an attractive alternative.

     There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form  of  Acquisition
---------------------

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of our company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of our company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of our company with other corporations or forms of business organization, and although it is likely, there is no assurance that our company would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the company following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that our company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

     We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, we anticipate that our company or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither our company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

     In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price that could not be achieved by individual shareholders at the time.

Investment  Company  Act  and  Other  Regulation
------------------------------------------------

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of "Investment Company." Consequently, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in its capital structure, management, control and business, especially if we consummate reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale.

     An  acquisition  made  by  us  may  be  in an industry that is regulated or
licensed  by  federal,   state  or  local  authorities.   Compliance  with  such
regulations  can  be  expected  to  be  a  time-consuming and expensive process.

Competition
-----------

     We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our company and will therefore be in a better position than us to obtain access to attractive business opportunities. We also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than do we.

No  Rights  of  Dissenting  Shareholders
----------------------------------------

     We do not intend to provide our shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the California Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under California law.

No  Target  Candidates  for  Acquisition
----------------------------------------

     None of our company's officers, directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative  Offices
-----------------------

     We currently maintain a mailing address at P.O. Box 1990, Rancho Santa Fe, California 92067, which is the office address of our chief executive officer. Other than this mailing address, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

Employees
---------

     We are a development stage company and currently have no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of our officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk  Factors
-------------

     1. Conflicts of Interest. Certain conflicts of interest may exist between the company and its officers and directors. They have other business interests to which they devote their attention and may be expected to continue to do so, although management time should be devoted to the business of the company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the company. See "Management," and "Conflicts of Interest."

     It is anticipated that our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers may consider their own personal pecuniary benefit rather than the best interests of other company shareholders, and the other company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Need For Additional Financing. We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. The ultimate success of the company may depend upon its ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

     3. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to our company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the company in any market that might develop for them.

     Shareholders  should  be  aware  that, according to Securities and Exchange
Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the company's securities.

     4. Lack of Operating History. Radale Imports, Inc. was formed in August 1995 for the purpose of conducting an import-export business between India and the U.S. in the automotive afterparts and accessory markets. Due to the death of Raj Pujara in 1998, our vice president who had extensive contacts in India and the U.S. in the automotive industry, we abandoned our initial business plan and decided to seek a new opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, our company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     5. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the our common stock will be increased thereby.

     6. Possible Business - Not Identified and Highly Risky. We have not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to our company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1, "Description of Business."

     7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     8. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     9. Lack of Diversification. Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

     10. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we propose to acquire. Given cases where audited financials are available, we will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that our company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of our securities.

     Moreover, we will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by us to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should our company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, we would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for our company and its business. The imposition of administrative sanctions would subject our company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on Nasdaq, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of our company. Without audited financial statements, we would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

     11. Other Regulation. An acquisition made by our company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of our company.

     12. Dependence upon Management; Limited Participation of Management. We currently have only two individuals who are serving as our officers and directors on a part time basis. We will be heavily dependent upon their skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the company results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the company, they should critically assess the information concerning the company's officers and directors.

     13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the company.

     14. Indemnification of Officers and Directors. California statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

     15. Director's Liability Limited. California Statutes exclude personal liability of its directors to the company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the company. In the event the president of the company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

     17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the company may be leveraged, i.e., the company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     18. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which the company may become interested.

     19. No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

     20. Loss of Control by Present Management and Stockholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the company. The result of such an acquisition would be that the acquired company's stockholders and management would control the resultant company, and our company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the company by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

     21. No Public Market Exists. There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     22. Rule 144 Sales. Of the 2,013,150 shares of our common stock outstanding, 935,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

     23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the company's securities to be a limited one.

     24. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

     In the event of a violation of state laws regarding resale of "blank check" shares the company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

ITEM  2.     PROPERTIES

     The Company has no property. We do not currently maintain an office or any other facilities. We currently maintain a mailing address at P.O. Box 1990, Rancho Santa Fe, California 92067. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM  3.     LEGAL  PROCEEDINGS

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Market Information. Radale Imports' shares of common stock have never traded on the OTC Bulletin Board or in the "Pink Sheets". There have never been any quotes for the shares.

     Holders. There are approximately 60 holders of record of our common stock. There are no shares of our preferred stock outstanding.

     Dividends. No cash dividends have been declared on the common stock. There are no restrictions that limit the ability of the company to pay dividends on the common stock or that are likely to do so in the future.

     Recent Sales of Unregistered Securities. The following information is provided for all securities sold by the Registrant within the past three years without registering the securities under the Securities Act of 1933. All securities were shares of common stock. There were no underwriters involved in the sales.


                                                            Dollar Value of
             No. of                           Cash          Other Type of
 Date      Shares Sold     Purchasers     Consideration     Consideration
-----     ------------     ----------     -------------     -------------


10-01-00      10,000       Randy Owens           0           $  10,000(1)

06-21-02     125,000       Thomas J. Kenan       0              12,500(2)
---------------

(1) Mr. Owens performed services for us consisting of introducing our officers to potential reverse-merger companies.

(2) Mr. Kenan performed legal services for us consisting of preparing a Form 10-SB and clearing it with the Securities and Exchange Commission and preparing this Form 10-KSB.

     The sales of stock were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated thereunder. Based upon a subscription agreement completed by each subscriber, the Company had reasonable grounds to believe, and did in fact believe, when such subscription was accepted, that such purchaser was an accredited investor as that term is defined under Regulation D. Each purchaser had access to pertinent information enabling him to ask informed questions. An appropriate restrictive legend is imprinted upon the certificates representing such shares, and stop-transfer instructions have been entered in the company's transfer records. The sales were effected without the aid of underwriters.

ITEM  6.     MANAGEMENT'S  PLAN  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Plan  of  Operations  for  the  Next  Twelve  Months

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $210, total assets of $210 and current liabilities of $682,372.

     We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire.

     For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need  for  Additional  Financing
--------------------------------

     We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. In the event we are able to complete a business combination during this period, the lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM  7.     FINANCIAL  STATEMENTS
                                                                           Page
                                                                           ----

             Report  of  Independent Public Accountants                      18

             Balance  Sheet  at  March  31,  2002                            19
             Statements of Operations for the Years Ended March 31,
                  2002 and 2001 and the Period from August 18, 1995
                  (date  of  inception)  through  March  31,  2002           20
             Statement of Stockholders' Deficiency for the Period from
                  August 18, 1995 (date of inception) through
                  March  31,  2002                                           21
             Statements of Cash Flows for the Years Ended March 31,
                  2002 and 2001 and the Period from August 18, 1995
                  (date  of  inception)  through  March  31,  2002           22
             Notes  to  Financial  Statements                                23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders
Radale  Imports,  Inc.


We have audited the accompanying balance sheet of RADALE IMPORTS, INC. (A Development Stage Company) as of March 31, 2002, and the related statements of operations and cash flows for the years ended March 31, 2002 and 2001 and for the period from August 18, 1995 (date of inception) through March 31, 2002 and the statement of stockholders' deficiency for the period from August 18, 1995 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) at March 31, 2002, and its results of operations and cash flows for the years ended March 31, 2002 and 2001 and for the period from August 18, 1995 (date of inception) through March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses, has negative working capital and a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/J.H.  Cohn  LLP


San  Diego,  California
June  19,  2002

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS
                                     ------
Current  assets  -  cash                                           $        210

Related  party  receivables,  net  of  reserve
for  doubtful  accounts  of  $227,286                                         -
                                                                   ------------

          Total  assets                                            $        210
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
     Accounts  payable                                             $     38,800
     Borrowings  under  line  of  credit                                 32,508
     Related  party  payables                                           611,064
                                                                   ------------
          Total  liabilities                                            682,372
                                                                   ------------

Commitment

Stockholders'  deficiency:
     Preferred  stock,  $.001  par  value;  10,000,000
       shares  authorized;  none  issued                                      -
     Common  stock,  $.001  par  value;  40,000,000  shares
       authorized; 2,013,150 shares issued and outstanding                2,013
     Additional  paid-in  capital                                       163,978
     Deficit  accumulated  during  the  development  stage             (848,153)
                                                                   ------------
          Total  stockholders'  deficiency                             (682,162)
                                                                   ------------

          Total liabilities and stockholders' deficiency           $        210
                                                                   ============



See  Notes  to  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED
                          MARCH 31, 2002 AND 2001 AND
                        THE PERIOD FROM AUGUST 18, 1995
                          (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2002

                                                                      Cumulative
                                                                        from
                                               2002         2001      Inception
                                            ----------   ----------  -----------
Operating  expenses:
  General  and administrative               $  42,273    $ 264,848    $ 683,779
  Depreciation  and  amortization                 988        1,763        7,698
                                            ---------    ---------    ---------
     Totals                                    43,261      266,611      691,477
                                            ---------    ---------    ---------

Loss  from  operations                        (43,261)    (266,611)    (691,477)
                                            ---------    ---------    ---------

Other  (income)  expense:
  Interest  income                                                      (50,836)
  Interest  expense                            57,062       49,713      207,512
                                            ---------    ---------    ---------
     Totals                                    57,062       49,713      156,676
                                            ---------    ---------    ---------

Net  loss                                   $(100,323)   $(316,324)   $(848,153)
                                            =========    =========    =========

Net loss per common share - basic           $    (.05)   $    (.16)
                                            =========    =========

Basic weighted average number of
  common shares                             2,013,150    2,008,150
                                            =========    =========

See  Notes  to  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                                             Deficit
                                                            Accumulated
                                               Additional     During         Total
                               Common Stock     Paid-In       Develop-    Stockholders'
                             Shares   Amount    Capital      ment Stage     Deficiency
                           ---------  ------    --------    -----------   -------------
Common  stock  issued      1,575,000  $1,575    $ 28,425                    $  30,000

Net  loss                                                    $ (128,126)     (128,126)
                           ---------  ------    --------     ----------     ---------
Balance, March 31, 1996    1,575,000   1,575      28,425       (128,126)      (98,126)

Common stock issued
  for services               325,027     325       5,866                        6,191

Common stock issued, net
  of related issuance costs   20,000      20      17,980                       18,000

Net  loss                                                       (84,233)      (84,233)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 1997    1,920,027   1,920      52,271       (212,359)     (158,168)

Common  stock  issued         54,123      54      72,746                       72,800

Net  loss                                                      (118,395)     (118,395)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 1998    1,974,150   1,974     125,017       (330,754)     (203,763)

Common  stock  issued         29,000      29      28,971                       29,000

Net  loss                                                       (70,572)      (70,572)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 1999    2,003,150   2,003     153,988       (401,326)     (245,335)

Net  loss                                                       (30,180)      (30,180)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 2000    2,003,150   2,003     153,988       (431,506)     (275,515)

Common stock issued
  for  services               10,000      10       9,990                       10,000

Net  loss                                                      (316,324)     (316,324)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 2001    2,013,150   2,013     163,978       (747,830)     (581,839)

Net  loss                                                      (100,323)     (100,323)
                           ---------  ------    --------     ----------     ---------

Balance, March 31, 2002    2,013,150  $2,013    $163,978      $(848,153)    $(682,162)
                           =========  ======    ========     ==========     =========

See  Notes  to  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2002 AND 2001 AND
                        THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2002

                                                                      Cumulative
                                                                        from
                                               2002         2001      Inception
                                            ----------   ----------  -----------
Operating  activities:
  Net  loss                                 $(100,323)   $(316,324)   $(848,153)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Provision for related party receivables
      including  accrued  interest                         227,286      227,286
    Depreciation  and  amortization               988        1,763        7,698
    Common stock issued for services                        10,000       16,191
    Changes in operating assets and
      liabilities:
      Other  assets                               798                    (1,105)
      Accounts  payable                        (1,551)     (32,052)      38,800
      Interest receivable from related
        parties                                                         (50,836)
      Interest payable to related parties      53,315       44,542      204,900
                                            ---------    ---------    ---------
          Net cash used in operating
            activities                        (46,773)     (64,785)    (405,219)
                                            ---------    ---------    ---------

Investing  activities:
  Purchase of property and equipment                                     (6,593)
  Advances  to  related  parties                                       (176,450)
                                                                      ---------
          Net cash used in investing
            activities                                                 (183,043)
                                                                      ---------

Financing  activities:
  Net proceeds from loans payable to
    related party                              46,500       32,760      406,164
  Net proceeds from lines of credit                 4       32,504       32,508
  Proceeds from issuance of common stock                                149,800
                                            ---------    ---------    ---------
          Net cash provided by
            financing  activities              46,504       65,264      588,472
                                            ---------    ---------    ---------

Net increase (decrease) in cash                  (269)         479          210

Cash, beginning of period                         479            -            -
                                            ---------    ---------    ---------

Cash, end of period                         $      210   $     479    $     210
                                            ==========   =========    =========


See  Notes  to  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business  organization  and  policies:
            Organization:
               Radale Imports, Inc. (the "Company") was incorporated on August 18, 1995 for the purpose of importing automotive parts and accessories from India. The Company is a development stage business.

            Use  of  estimates:
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            Property  and  equipment:
               Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from five to seven years.

            Income  taxes:
               The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

            Earnings  (loss)  per  share:
               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2002 or 2001.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Basis of presentation:
               The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2002, the Company has an accumulated deficit of $848,153, stockholders' deficiency of $682,162 and a working capital deficiency of $682,162. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the probable inability of the Company to continue as a going concern.


Note 3 - Changes  in  authorized  shares  and  stock  split:
               At the date of inception, 1,575,000 shares of common stock were issued to the founders of the Company at $.02 per share. During the fiscal year 1997, an additional 325,027 shares of common stock were issued at $.02 per share for services.

               On March 30, 1996, the amount of shares authorized by the Articles of Incorporation was increased by the Board of Directors from 50,000 to 40,000,000 shares and preferred stock from 10,000 to 10,000,000 shares.

               On March 30, 1996, the Board of Directors declared a 52.5:1 stock split to be effective upon the filing of its amended Articles of Incorporation (January 21, 1998). On May 19, 1996 and June 20, 1996, the Board of Directors also declared that the shares outstanding as of these dates should be included in the split.

               All per share disclosures have been retroactively restated to show the effects of these capital changes.

               20,000 shares of common stock were issued at $1.00 per share after the stock split. A finder's fee of $2,000 was deducted from additional paid-in capital as related issuance costs.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Changes  in  authorized  shares  and  stock  split  (concluded):
               During the fiscal year 1998, an additional 14,123 shares of common stock were issued at $2.00 per share, 5,000 shares were issued at $1.80 per share, 10,000 shares were issued at $1.25 per share, 15,000 shares were issued at $1.00 per share, and 10,000 shares were issued at $.80 per share.

               During the fiscal year 1999, 29,000 shares of common stock were issued at $1.00 per share.

               During the fiscal year 2001, 10,000 shares of common stock were issued for services at $1.00 per share.


Note 4 - Related  party  receivables,  net:
               Related party receivables as of March 31, 2002 include accrued interest of $50,836. This amount represents periodic borrowings from the Company by stockholders and officers. Amounts outstanding are interest bearing and are due six months after the advance. In the event principal and interest is not repaid when due, all unpaid amounts are due no later than March 31,
               2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the year ended March 31, 2002. Total receivables including accrued interest of $227,286 have been fully reserved and charged to operations in the year ended March 31, 2001.


Note 5 - Related  party  payables:
               Related party payables as of March 31, 2002 include accrued interest of $204,900. The notes bear interest with rates ranging from 5% to 10%, $272,839, $5,000 and $128,325 of which were due and payable at March 31, 2001, December 31, 2001 and March 31, 2002, respectively, and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Income  taxes:
               At March 31, 2002, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $618,000 for Federal income tax purposes. The Federal net operating loss begins to expire in 2011. California net operating losses of approximately $484,000 expire in various years begins in 2004. The difference between the Federal and California tax loss carryforwards is primarily related to the state income taxes that are not deductible for state purposes. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

               Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2002 are as follows:

                    Net  operating  loss  carryforwards          $  240,000
                    Allowance  for  doubtful  accounts               91,000
                                                                 ----------
                                                                    331,000
                    Valuation  allowance                           (331,000)
                                                                 ----------
                         Total                                   $        -
                                                                 ==========

               A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

               The expected income tax benefit, computed based on the Company's pre-tax losses in March 31, 2002 and 2001 and cumulative from inception, to the statutory income tax rate is reconciled to the actual tax provision as follows:

                                                                      Cumulative
                                            March  31,   March  31,      from
                                               2002         2001       Inception
                                            ----------   ----------   ----------
                 Expected tax benefit at
                   statutory Federal rate    $ 34,000    $ 107,000    $ 288,000
                 State  benefit                 6,000       19,000       43,000
                                             --------    ---------    ---------
                                               40,000      126,000      331,000
                 Decrease resulting from
                   change  in  valuation
                   allowance                  (40,000)    (126,000)    (331,000)
                                             --------    ---------    ---------
                                             $      -    $       -    $       -
                                             ========    =========    =========

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Lease commitment:
               The Company had a noncancelable operating lease which expired in November 2001. The agreement required the payment of utilities, taxes, insurance and repairs. The Company subleased a portion of the office. Rental income from the sublease was used to offset rent expense. Total rental income for the years ended March 31, 2002 and 2001 was approximately $9,800 and $8,000, respectively. Total rent expense was approximately $3,500 and $4,900 for the years ended March 31, 2002 and 2001, respectively.





                                      *   *   *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     A  list  of  the  current  officers  and  directors  appears  below.

                                                        Position Held    Term of
          Person                     Office             Since            Office
     -----------------     ------------------------     -------------    -------
     Lee D. Dodson, 64     CEO,  CFO  and  Director     1995             2003

     Ken Swanson, 58       President, Secretary and     1997             2003
                           Director

     The directors serve until the next annual meeting of the company's stockholders. Directors are elected for one-year terms at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the company will devote such time to the company's affairs on an "as needed" basis, but less than 10 hours per month. As a result, the actual amount of time which they will devote to the company's affairs is unknown and is likely to vary substantially from month to month.

Biographical  Information
-------------------------

     Lee D. Dodson. Mr. Dodson has been employed since 1979 as the president of LEDO Energy Corporation and since 1972 as the president of its affiliated company, LEDO Financial Corporation, both of which companies have principal offices in Rancho Santa Fe, California and are in the energy business. He has simultaneously served as the chief executive officer of Radale Imports since August 1995 to the present.

     Ken Swanson. Mr. Swanson was employed from 1993 to 1996 as president of Oilguard Company of Vista, California. He has served as vice president of Analytic Systems Laboratory of Merrillville, Indiana from 1997 to the present; as president of Radale Imports, Inc. from 1997 to the present; as marketing director of MTM Industries of O'Side, California from 1999 to the present; and as a manufacturer's representative of Chloride Power of Lake Forrest, Illinois from February 2001 to the present.

     Management devotes minimal time to the operations of the company, and any time spent is devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

     None of the company's officers or directors receives any compensation for their respective services rendered to the company, nor have they received such compensation until authorized by the board of directors, which is not expected to occur until the company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the company for the benefit of its employees.

     It is possible that, after the company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the company's board of directors any discussions concerning possible compensation to be paid to them by any entity, which proposes to undertake a transaction with the company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the company's board of directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the company's board of directors as a result of the inability of the board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event the company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

     The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

     While all of the companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company that is formed without a specified business as its purpose. A "blind pool" company is a company that has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Since 1991 when rules for "blind pools" were changed very few "blind pools" have been founded.

Conflicts  of  Interest
-----------------------

     The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

     The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the company transacts business. The company's board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

     The company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company's other shareholders, rather than their own personal pecuniary benefit.

     No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

     -  bankruptcy,

     - criminal proceedings (excluding traffic violations and other minor offenses), or

     - proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

     - Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM  10.     EXECUTIVE  COMPENSATION

     No officer or director has received any remuneration prior to the filing of this registration statement. Although there is no current plan in existence, it is possible that the company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain
Relationships and Related Transactions." The company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

     The table below sets forth as of June 30, 2002 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:

                                                                 Percent of
                                                                 Outstanding
      Person                              No. of Shares             Shares
--------------------------------------------------------------------------------
Lee  D.  Dodson
429  Santa  Dominga
Solana  Beach,  CA  92075                       650,000                30.4%
--------------------------------------------------------------------------------
Ken  Swanson
5933  Sea  Lion  Pl.,  Suite  106
Carlsbad,  CA  92008                            123,400                 5.8%
--------------------------------------------------------------------------------
Gary  E.  Bryant
3  Gavina
Monarch Beach, CA 92629                         441,100                20.6%
--------------------------------------------------------------------------------
Mayuri  Pujara
4325  Larson  Lane
Carlsbad,  CA  92008                            463,000                21.7%
--------------------------------------------------------------------------------
Marilyn  C.  Kenan  Trust
212  N.W.  18th  Street
Oklahoma City, OK 73103                         250,000                11.7%
--------------------------------------------------------------------------------
Officers  and  Directors
  As a Group (2 persons)                        773,400                36.2%
--------------------------------------------------------------------------------

     There are no arrangements which may result in a change in control of the company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2002, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

     The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company's chief executive officer and a director. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson.

     Also since inception, the company has borrowed money from a related party, Lee D. Dodson. As of March 31, 2002, the company owed $514,643 to Lee D. Dodson, which amount includes accrued interest of $174,657. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent, all of which were due and payable at March 31, 2002 and are in default.

     No officer, director, or affiliate of the company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the company through security holdings, contracts, options, or otherwise.

     The company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The company maintains a post office mailing address, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the company will establish and maintain an office after completion of a business combination.

     Although management has no current plans to cause the company to do so, it is possible that the company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number           Description  of  Exhibit
-------          -------------------------

3          -     Amended  and  Restated  Articles  of  Incorporation*

3.1        -     Bylaws*


          *Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

(b)        Reports  on  Form  8-K

           None

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June  28,  2002               RADALE  IMPORTS,  INC.


                                      By  /s/  Lee  D.  Dodson
                                        ----------------------------------------
                                         Lee D. Dodson, Chief Executive  Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  June  28,  2002                  /s/  Lee  D.  Dodson
                                         ---------------------------------------
                                         Lee D. Dodson, Chief Financial Officer
                                         and  Director



DATED:  June  28,  2002                  /s/  Ken  Swanson
                                         ---------------------------------------
                                         Ken Swanson, President,  Secretary  and
                                         Director