Form 10QSB
period 2002-06-30
RADALE IMPORTS INC
filed 2002-08-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                              Radale Imports, Inc.
             (Exact name of registrant as specified in its charter)

  California                       000-49708                         33-0684067
--------------             ------------------------                -------------
  (state of                (Commission File Number)                (IRS Employer
incorporation)                                                      I.D. Number)

                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                                  858-756-3011
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 2002, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2002 (Unaudited) AND MARCH 31, 2002

                                                           June 30,    March 31,
                                                             2002        2002
                                                          ---------   ----------
                                                         (Unaudited)
                                     ASSETS
                                     ------
Current  assets  -  cash                                  $   1,479   $     210

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                           -           -
                                                          ---------   ---------

          Total  assets                                   $   1,479   $     210
                                                          =========   =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
     Accounts  payable                                    $  27,668   $  38,800
     Borrowings  under  line  of  credit                     32,534      32,508
     Related  party  payables                               636,882     611,064
                                                          ---------   ---------
          Total  liabilities                                697,084     682,372
                                                          ---------    --------
Commitment

Stockholders'  deficiency:
     Preferred stock, $.001 par value; 10,000,000
       shares authorized;  none  issued                           -           -
     Common stock, $.001 par value; 40,000,000 shares
       authorized; 2,138,150 and 2,013,150 shares issued
       and  outstanding                                       2,138       2,013
     Additional  paid-in  capital                           168,853     163,978
     Deficit accumulated during the development stage      (866,596)   (848,153)
                                                          ---------    --------
          Total  stockholders'  deficiency                 (695,605)   (682,162)
                                                          ---------    --------

          Total liabilities and stockholders'
            deficiency                                    $   1,479    $    210
                                                          =========    ========

             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
            FOR THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                  (Unaudited)


                                                                     Cumulative
                                                                        from
                                                 2002       2001     Inception
                                             ----------  ---------  -----------
Operating  expenses:
     General  and  administrative            $    2,754  $   6,619   $  686,533
     Depreciation  and  amortization                           495        7,698
                                             ----------  ---------   ----------
          Totals                                  2,754      7,114      694,231
                                             ----------  ---------   ----------

Loss  from  operations                           (2,754)    (7,114)    (694,231)
                                             ----------  ---------   ----------

Other  (income)  expense:
     Interest  income                                                   (50,836)
     Interest  expense                           15,689     13,229      223,201
                                             ----------  ---------   ----------
          Totals                                 15,689     13,229      172,365
                                             ----------  ---------   ----------

Net  loss                                    $  (18,443) $ (20,343)  $ (866,596)
                                             ==========  =========   ==========

Net loss per common share - basic            $     (.01) $    (.01)
                                             ==========  =========

Basic  weighted  average  number  of
  common  shares                              2,020,018  2,013,150
                                             ==========  =========

                  See Notes to Unaudited Financial Statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
            FOR THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2002
                                  (Unaudited)

                                                                      Cumulative
                                                                         from
                                                 2002       2001       Inception
                                              ----------  ---------   ----------
Operating  activities:
     Net  loss                                $ (18,443)  $ (20,343)  $(866,596)
     Adjustments to reconcile net loss to
          net cash used in operating
          activities:
          Provision for related party
               receivables including
               accrued  interest                                        227,286
          Depreciation and amortization                         495       7,698
          Common stock issued for services        5,000                  21,191
          Changes in operating assets
               and  liabilities:
               Other  assets                                             (1,105)
               Accounts  payable                (11,132)        (22)     27,668
               Interest receivable from
                    related  parties                                    (50,836)
               Interest payable to related
                    parties                      14,818      12,330     219,718
                                              ----------  ---------   ----------
               Net cash used in operating
                    activities                   (9,757)     (7,540)   (414,976)
                                              ----------  ---------   ----------

Investing  activities:
     Purchase of property and equipment                                  (6,593)
     Advances to related parties                                       (176,450)
                                                                      ----------
               Net cash used in investing
                    activities                                         (183,043)
                                                                      ----------

Financing activities:
     Net proceeds from loans payable to
          related party                          11,000       6,500     417,164
     Net proceeds from line of credit                26         319      32,534
     Proceeds from issuance of common stock                             149,800
     Cash  overdraft                                            242
                                              ----------  ---------   ----------
               Net cash provided by
                    financing  activities        11,026       7,061     599,498
                                              ----------  ---------   ----------

Net  increase  (decrease)  in  cash               1,269        (479)      1,479

Cash,  beginning  of  period                        210         479           -
                                              ----------  ---------   ----------

Cash,  end  of  period                        $   1,479   $       -   $   1,479
                                              =========   =========   =========




             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited  interim  financial  statements:
          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2002 Form 10-KSB.


Note 2 - Business  organization  and  policies:
          Use  of  estimates:
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Earnings  (loss)  per  share:
               The  Company  follows  the  provisions  of Statement of Financial
               Accounting  Standards  No.  128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no dilutive potential common shares outstanding for the three months ended June 30, 2002 and 2001.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis  of  presentation:
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2002, the Company has an accumulated deficit of $866,596, and a stockholders' and working capital deficiency of $695,605. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the probable inability of the Company to continue as a going concern.


Note 4 - Related  party  receivables,  net:
          Related party receivables as of June 30, 2002 include accrued interest of $50,836. This amount represents periodic borrowings from the Company by stockholders and officers. Amounts outstanding are interest bearing and are due six months after the advance. In the event principal and interest is not repaid when due, all unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2002 and 2001. Total receivables including accrued interest of $227,286 have been fully reserved and were charged to operations in the year ended March 31, 2001.


Note 5 - Related  party  payables:
          Related party payables as of June 30, 2002 totaled $636,882 including accrued interest of $219,718. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 6 - Common  stock:
          During the three month period ended June 30, 2002, the Company issued 125,000 shares of common stock for legal services performed for the Company (valued at $5,000, the value of the services rendered).

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $1,479, total assets of $1,479 and current liabilities of $697,084.

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


Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number            Description  of  Exhibit

3          -      Amended  and  Restated  Articles  of  Incorporation*

3.1        -      Bylaws*

     *Previously  filed  with  Form  10-SB  Commission  file  number  000-49708;
      incorporated herein.

(b)  Forms  8-K

     None


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  12,  2002               Radale  Imports,  Inc.


                                       By:/s/Lee D. Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Lee D. Dodson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 12, 2002       /s/  Lee  D.  Dodson
        ---------------       -----------------------------------------------
                              Lee  D.  Dodson
                              Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Lee D. Dodson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 12, 2002       /s/  Lee  D.  Dodson
        ---------------       --------------------------------------------
                              Lee  D.  Dodson
                              Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.