Form 10QSB
period 2002-09-30
RADALE IMPORTS INC
filed 2002-11-12
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                              Radale Imports, Inc.
             (Exact name of registrant as specified in its charter)

  California                        000-49708                       33-0684067
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements

Condensed  Balance  Sheets  September  30,  2002  (Unaudited)
     and  March  31,  2002                                                     3
Condensed  Statements  of  Operations  Three  and  Six  Months  Ended
     September 30, 2002 and 2001 and Period from  August  18,  1995
     (Date of Inception) through September 30, 2002 (Unaudited)                4
Condensed  Statements  of  Cash  Flows  Six  Months  Ended
     September 30, 2002 and 2001 and Period from August 18, 1995
     (Date of Inception) through September 30, 2002 (Unaudited)                5
Notes  to  Unaudited  Condensed  Financial  Statements                         6

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 2002 (Unaudited) AND MARCH 31, 2002

                                     ASSETS
                                     ------
                                                  September  30,     March  31,
                                                      2002              2002
                                                  --------------     ----------
                                                   (Unaudited)
Current  assets  -  cash                          $         583      $     210

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                       -              -
                                                  -------------      ---------

        Total  assets                             $         583      $     210
                                                  =============      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
     Accounts  payable                            $      28,696      $  38,800
     Borrowings  under  line  of  credit                 32,611         32,508
     Related  party  payables                           656,455        611,064
                                                  -------------      ---------
        Total  liabilities                              717,762        682,372
                                                  -------------      ---------

Commitment

Stockholders'  deficiency:
     Preferred stock, $.001 par value;
       10,000,000  shares  authorized;
       none  issued                                           -              -
     Common  stock,  $.001  par  value;
       40,000,000  shares  authorized;
       2,138,150  and  2,013,150  shares  issued
       and  outstanding                                   2,138          2,013
     Additional  paid-in  capital                       168,853        163,978
     Deficit accumulated during the development
       stage                                           (888,170)      (848,153)
                                                  -------------      ---------
        Total  stockholders'  deficiency               (717,179)      (682,162)
                                                  -------------      ---------

        Total  liabilities  and
          stockholders' deficiency                $         583      $     210
                                                  =============      =========


             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                  (Unaudited)

                                   Three Months Ended         Six Months Ended     Cumulative
                                      September  30,           September  30,         from
                                    2002         2001         2002        2001      Inception
                                -----------  -----------  -----------  -----------  ----------
Operating  expenses:
  General  and  administrative  $     5,147  $    17,059  $     7,901  $    23,677  $ 691,680
  Depreciation and amortization                      494                       988      7,698
                                -----------  -----------  -----------  -----------  ---------
      Totals                          5,147       17,553        7,901       24,665    699,378
                                -----------  -----------  -----------  -----------  ---------

Loss  from  operations               (5,147)     (17,553)      (7,901)     (24,665)  (699,378)
                                -----------  -----------  -----------  -----------  ---------

Other  (income)  expense:
  Interest  income                                                                    (50,836)
  Interest  expense                  16,427       14,210       32,116       26,274    239,628
                                -----------  -----------  -----------  -----------  ---------
      Totals                         16,427       14,210       32,116       26,274    188,792
                                -----------  -----------  -----------  -----------  ---------

Net  loss                       $   (21,574) $   (31,763) $   (40,017) $   (50,939) $(888,170)
                                ===========  ===========  ===========  ===========  =========
Net loss per common
  share - basic                 $      (.01) $      (.02) $      (.02) $      (.03)
                                ===========  ===========  ===========  ===========

Basic weighted average number
  of common  shares               2,138,150    2,013,150    2,079,407    2,013,150
                                ===========  ===========  ===========  ===========
















             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                      Cumulative
                                                                         from
                                         2002             2001         Inception
                                      -----------     -----------    ------------
Operating  activities:
  Net  loss                           $  (40,017)     $  (50,939)     $(888,170)
  Adjustments to reconcile net
    loss to net cash used in
    operating  activities:
    Provision for uncollectible
      related party receivables
      including accrued interest                                        227,286
    Depreciation and
      amortization                                           988          7,698
    Common stock issued for
      services                             5,000                         21,191
    Changes in operating assets
      and  liabilities:
        Other  assets                                                    (1,105)
        Accounts  payable                (10,104)         (3,491)        28,696
        Interest  receivable
          from related parties                                          (50,836)
        Interest payable to
          related parties                 30,391          25,513        235,291
                                      -----------     -----------    ------------
            Net cash used in
             operating
             activities                  (14,730)        (27,929)      (419,949)
                                      -----------     -----------    ------------

Investing  activities:
  Purchase of property and equipment                                      (6,593)
  Advances  to  related  parties                                        (176,450)
                                                                     -----------
            Net cash used in
              investing  activities                                     (183,043)
                                                                      -----------

Financing  activities:
  Net proceeds from loans
    payable to related party              15,000          29,500         421,164
  Net proceeds from (payment
    on) line of credit                       103          (1,219)         32,611
  Proceeds from issuance of
    common  stock                                                        149,800
                                      -----------     -----------    ------------
            Net cash provided by
              financing  activities       15,103          28,281         603,575
                                      -----------     -----------    ------------

Net  increase  in  cash                      373             352             583

Cash,  beginning  of  period                 210             479               -
                                      -----------     -----------    ------------

Cash,  end  of  period                $      583      $      831     $       583
                                      ==========      ==========     ===========

             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note  1  -  Unaudited  interim  financial  statements:
               The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2002 Annual Report on Form 10-KSB.


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

              Earnings  (loss)  per  share:
               The  Company  follows  the  provisions  of Statement of Financial
               Accounting  Standards  No.  128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no dilutive potential common shares outstanding for the three and six months ended September 30, 2002 and 2001.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note  3  -  Basis  of  presentation:
               The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2002, the Company has an accumulated deficit of $888,170, and a stockholders' and working capital deficiency of $717,179. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note  4  -  Related  party  receivables,  net:
               Related party receivables of $227,286 as of September 30, 2002 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and six month periods ended September 30, 2002 and 2001. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note  5  -  Related  party  payables:
               Related party payables as of September 30, 2002 totaled $656,455 which includes notes payable of $421,264 and accrued interest of $235,291. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note  6  -  Income  taxes:
               As the ultimate realization of the potential benefits of the Company's net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.


Note  7  -  Common  stock:
               During the six months ended September 30, 2002, the Company issued 125,000 shares of common stock as payment for its liability for legal fees of $5,000 that had been included in accounts payable.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three- and six-month periods ended September 30, 2002 and 2001 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

     Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-KSB. Copies of that filing may be obtained by contacting Anne Ash of our company at P. O. Box 1990, Rancho Santa Fe, CA 92067, telephone (858) 756-3011.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current and total assets in the form of cash of only $583, and current and total liabilities of $717,762.

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

Need  for  Additional  Financing
--------------------------------

     We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and stockholders' deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern. In the event we are able to complete a business combination during this period, the lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our needs for additional financing are likely to increase substantially.

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


Item  3.          Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number     Description  of  Exhibit
-------    ------------------------
3          -     Amended  and  Restated  Articles  of  Incorporation*

3.1        -     Bylaws*

        *Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

(b)     Forms  8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November  6,  2002               Radale  Imports,  Inc.


                                        By/s/  Lee  D.  Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Lee  D.  Dodson,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Radale Imports, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  6,  2002                /s/  Lee  D.  Dodson
                                         ---------------------------------------
                                         Lee  D.  Dodson
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Lee  D.  Dodson,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Radale Imports, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  6,  2002                /s/  Lee  D.  Dodson
                                         ---------------------------------------
                                         Lee  D.  Dodson
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Lee D. Dodson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/  Lee  D.  Dodson
Dated:  November  6,  2002       -----------------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Lee D. Dodson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 /s/  Lee  D.  Dodson
Dated:  November  6,  2002       -----------------------------------------------
                                 Lee  D.  Dodson
                                 Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.