Form 10QSB
period 2002-12-31
RADALE IMPORTS INC
filed 2003-02-12
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 5, 2003, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements

Condensed  Balance  Sheets  December  31,  2002  (Unaudited)
     and  March  31,  2002                                                     3
Condensed  Statements  of  Operations  Three  and  Nine
     Months  Ended  December  31,  2002  and  2001  and
     Period  from  August  18,  1995  (Date  of  Inception)
     through  December  31,  2002  (Unaudited)                                 4
Condensed  Statements  of  Cash  Flows  Nine  Months  Ended
     December 31, 2002 and 2001 and Period from August 18, 1995
     (Date of Inception) through December 31  2002 (Unaudited)                 5
Notes  to  Unaudited  Condensed  Financial  Statements                         6

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                DECEMBER 31, 2002 (Unaudited) AND MARCH 31, 2002

                                                  December  31,     March  31,
                       ASSETS                        2002              2002
                       ------                     -------------     ----------
                                                    (Unaudited)
Current  assets  -  cash                            $        -      $     210

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                      -              -
                                                    ----------      ---------

          Total  assets                             $        -      $     210
                                                    ==========      =========

     LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
     -------------------------------------------

Current  liabilities:
     Cash  overdraft                                $      108      $       -
     Accounts  payable                                  28,452         38,800
     Borrowings  under  line  of  credit                32,692         32,508
     Related  party  payables                          676,739        611,064
                                                    ----------      ---------
          Total  liabilities                           737,991        682,372
                                                    ----------      ---------

Commitment

Stockholders'  deficiency:
     Preferred  stock,  $.001  par  value;
       10,000,000 shares authorized; none issued             -              -
     Common  stock,  $.001  par  value;
       40,000,000  shares  authorized;
       2,138,150  and  2,013,150  shares  issued
       and  outstanding                                  2,138          2,013
     Additional  paid-in  capital                      168,853        163,978
     Deficit accumulated during the development
       stage                                          (908,982)      (848,153)
                                                    ----------      ---------
          Total  stockholders'  deficiency            (737,991)      (682,162)
                                                    ----------      ---------

          Total  liabilities  and  stockholders'
            deficiency                              $        -      $     210
                                                    ==========      =========

See  Notes  to  Unaudited  Condensed  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
                PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002
                                  (Unaudited)

                                       Three  Months  Ended      Nine  Months  Ended    Cumulative
                                           December  31,             December  31,         from
                                     ------------------------  -----------------------
                                         2002         2001         2002        2001      Inception
                                     -----------  -----------  -----------  ----------   ----------
Operating  expenses:
  General  and  administrative       $     3,178  $     2,243  $    11,079  $   25,920   $ 694,858
  Depreciation and amortization                                                    988       7,698
                                     -----------  -----------  -----------  ----------   ---------
     Totals                                3,178        2,243       11,079      26,908     702,556
                                     -----------  -----------  -----------  ----------   ---------

Loss  from  operations                    (3,178)      (2,243)     (11,079)    (26,908)   (702,556)
                                     -----------  -----------  -----------  ----------   ---------
Other  (income)  expense:
     Interest  income                                                                      (50,836)
     Interest  expense                    17,634       15,998       49,750      42,272     257,262
                                     -----------  -----------  -----------  ----------   ---------
       Totals                             17,634       15,998       49,750      42,272     206,426
                                     -----------  -----------  -----------  ----------   ---------

Net  loss                            $   (20,812) $   (18,241) $   (60,829) $  (69,180)  $(908,982)
                                     ===========  ===========  ===========  ==========   =========

Net loss per common share - basic    $      (.01) $      (.01) $      (.03) $     (.03)
                                     ===========  ===========  ===========  ==========

Basic weighted average number of
  common  shares                       2,138,150    2,013,150    2,099,059   2,013,150
                                     ===========  ===========  ===========  ==========

See  Notes  to  Unaudited  Condensed  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
                PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002
                                  (Unaudited)

                                                                          Cumulative
                                                                             from
                                                    2002        2001      Inception
                                                -----------  -----------  ----------
Operating  activities:
  Net  loss                                     $  (60,829)  $  (69,180)  $(908,982)
  Adjustments to reconcile net loss to
    net  cash used in operating activities:
    Provision  for  uncollectible  related
      party  receivables including  accrued
      interest                                                              227,286
    Depreciation  and  amortization                                 988       7,698
    Common  stock  issued  for  services             5,000                   21,191
    Changes in operating assets and liabilities:
      Other  assets                                                          (1,105)
      Interest receivable from related parties                              (50,836)
      Accounts  payable                            (10,348)      (3,354)     28,452
      Interest payable to related parties           47,175       39,346     252,075
                                                -----------  -----------  ----------
        Net  cash  used  in  operating
          activities                               (19,002)     (32,200)   (424,221)
                                                -----------  -----------  ----------

Investing  activities:
    Purchase  of  property  and  equipment                                   (6,593)
    Advances  to  related  parties                                         (176,450)
                                                                         ----------
        Net  cash  used  in  investing
          activities                                                       (183,043)
                                                                         ----------

Financing  activities:
    Net  proceeds  from  loans  payable
      to  related  party                            18,500       32,000     424,664
    Net  proceeds  from  borrowings
      under  line of credit                            184           99      32,692
    Proceeds from issuance of common stock                                  149,800
    Cash  overdraft                                    108                      108
                                                -----------  -----------  ----------
        Net  cash  provided  by
          financing  activities                     18,792       32,099     607,264
                                                -----------  -----------  ----------

Net  decrease  in  cash                               (210)        (101)          -

Cash,  beginning  of  period                           210          479           -
                                                -----------  -----------  ----------

Cash,  end  of  period                          $        -   $      378   $       -
                                                ===========  ===========  =========


See  Notes  to  Unaudited  Condensed  Financial  Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited  interim  financial  statements:
          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2002 Annual Report on Form 10-KSB.


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

          Earnings  (loss)  per  share:
            The  Company follows  the  provisions  of  Statement  of   Financial
            Accounting Standards No. 128, Earnings  per  Share  ("SFAS  128").

            Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the three and nine months ended December 31, 2002 or 2001.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis  of  presentation:
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2002, the Company has an accumulated deficit of $908,982, and a stockholders' and working capital deficiency of $737,991. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related  party  receivables,  net:
          Related party receivables of $227,286 as of December 31, 2002 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and nine month periods ended December 31, 2002 and 2001. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related  party  payables:
          Related party payables as of December 31, 2002 totaled $676,739 which includes notes payable of $424,664 and accrued interest of $252,075. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 6 - Income  taxes:
          As the ultimate realization of the potential benefits of the Company's net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any benefit for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.


Note 7 - Common  stock:
          During the nine months ended December 31, 2002, the Company issued 125,000 shares of common stock as payment for its liability for legal fees of $5,000 that had been included in accounts payable.


                           *           *            *

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three- and nine-month periods ended December 31, 2002 and 2001 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no current or total assets, and current and total liabilities of $737,991.

     We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire.

     For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

Date:  February  6,  2003            Radale  Imports,  Inc.


                                     By:/s/  Lee  D.  Dodson
                                        ----------------------------------------
                                        Lee  D.  Dodson, Chief Executive Officer

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



Date:  February  6,  2003                /s/  Lee  D.  Dodson
                                         ---------------------------------------
                                         Lee  D.  Dodson
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I,  Lee  D.  Dodson,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB o f Radale Imports, Inc.;

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



Date:  February  6,  2003                /s/  Lee  D.  Dodson
                                         ---------------------------------------
                                         Lee  D.  Dodson
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Lee D. Dodson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   /s/  Lee  D.  Dodson
Dated:  February  6,  2003         ---------------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Radale Imports, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Lee D. Dodson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   /s/  Lee  D.  Dodson
Dated:  February  6 ,  2003        ---------------------------------------------
                                   Lee  D.  Dodson
                                   Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.