Form 10KSB
period 2003-03-31
RADALE IMPORTS INC
filed 2003-06-27
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 19, 2003: 2,138,150 shares of Common Stock, $0.001 par value.

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item  1     Description  of  Business                                          1
            Business  of  Radale  Imports                                      1
                 Investigation and Selection of Business Opportunities         3
                 Form  of  Acquisition                                         6
                 Investment  Company  Act and Other Regulation                 7
                 Competition                                                   8
                 No  Rights  of  Dissenting  Shareholders                      8
                 No Target Candidates for Acquisition                          8
                 Administrative  Offices                                       8
                 Employees                                                     8
                 Risk  Factors                                                 9

Item  2     Properties                                                        14

Item  3     Legal  Proceedings                                                14

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       14

Item  5     Market for Common Equity and Related Stockholder Matters          15

Item  6     Management's Plan of Operations                                   15
            Plan  of  Operations for the Next Twelve Months                   16

Item  7     Financial Statements                                              17

Item  8     Changes in and Disagreements with Accountants on Accounting
                 and  Financial  Disclosure                                   28

Item  9     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance  with Section 16(a) of the Exchange Act           28

Item 10     Executive  Compensation                                           31

Item 11     Security Ownership of Certain Beneficial Owners and Management    31

Item 12     Certain  Relationships  and  Related  Transactions                32

Item 13     Exhibits  and  Reports  on  Form  8-K                             33
            (a)     Exhibits                                                  33
            (b)     Reports  on  Form  8-K                                    33

Item 14     Controls  and Procedures                                          33

Signatures                                                                    34

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

     22. Rule 144 Sales. Of the 2,138,150 shares of our common stock outstanding, 935,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

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

     Holders. There are approximately 61 holders of record of our common stock. There are no shares of our preferred stock outstanding.

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

                                                               Dollar  Value  of
              No.  of                             Cash          Other  Type  of
 Date      Shares  Sold     Purchasers        Consideration     Consideration
-----     -------------     ----------     -------------     -------------
10-01-00       10,000       Randy Owens              0           $  10,000(1)

06-21-02      125,000       Thomas J. Kenan          0               5,000(2)

-------------

(1) Mr. Owens performed services for us consisting of introducing our officers to potential reverse-merger companies.

(2) Mr. Kenan performed legal services for us consisting of preparing a Form 10-SB and clearing it with the Securities and Exchange Commission and preparing the Form 10-KSB for fiscal year ended 03-31-02.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $439, total assets of $439 and current liabilities of $760,281.

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

ITEM  7.     FINANCIAL  STATEMENTS
                                                                            Page
                                                                            ----

             Report  of  Independent Public Accountants                       18
             Balance  Sheet  at  March  31,  2003                             19
             Statements of Operations for the Years Ended March 31,
                  2003 and 2002 and the Period from August 18, 1995
                  (date of inception) through March  31,  2003                20
             Statement of Stockholders' Deficiency for the Period from
                  August  18,  1995  (date  of  inception)  through
                  March  31,  2003                                            21
             Statements  of  Cash  Flows  for  the  Years  Ended
                  March  31,  2003  and  2002  and  the  Period
                  from  August  18,  1995 (date  of  inception)
                  through  March  31,  2003                                   23
             Notes  to  Financial  Statements                                 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders
Radale  Imports,  Inc.


We have audited the accompanying balance sheet of RADALE IMPORTS, INC. (A Development Stage Company) as of March 31, 2003, and the related statements of operations and cash flows for the years ended March 31, 2003 and 2002 and for the period from August 18, 1995 (date of inception) through March 31, 2003 and the statement of stockholders' deficiency for the period from August 18, 1995 (date of inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) at March 31, 2003, and its results of operations and cash flows for the years ended March 31, 2003 and 2002 and for the period from August 18, 1995 (date of inception) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses, has negative working capital and a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  J.H.  Cohn  LLP

San  Diego,  California
June  6,  2003

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2003


                                     ASSETS
                                     ------

Current  assets  -  cash                                            $       439

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                                       -
                                                                    -----------
      Total  assets                                                 $       439
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
  Accounts  payable                                                 $    28,855
  Borrowings  under  line  of  credit                                    32,886
  Related  party  payables                                              698,540
                                                                    -----------
      Total  liabilities                                                760,281
                                                                    -----------

Commitment

Stockholders'  deficiency:
  Preferred  stock,  $.001  par  value;  10,000,000  shares
    authorized;  none  issued
  Common  stock,  $.001  par  value;  40,000,000  shares
    authorized;  2,138,150  shares  issued  and  outstanding              2,138
  Additional  paid-in  capital                                          168,853
  Deficit  accumulated  during  the  development  stage                (930,833)
                                                                    -----------
      Total  stockholders'  deficiency                                 (759,842)
                                                                    -----------

      Total  liabilities  and  stockholders'  deficiency            $       439
                                                                    ===========


                       See Notes to Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2003 AND 2002 AND
              THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2003

                                                                         Cumulative
                                                                            from
                                                 2003          2002       Inception
                                             -----------   -----------   ----------
Operating  expenses:
  General  and  administrative               $    15,806   $    42,273   $  699,585
  Depreciation  and  amortization                                  988        7,698
                                             -----------   -----------   ----------
      Totals                                      15,806        43,261      707,283
                                             -----------   -----------   ----------

Loss  from  operations                           (15,806)      (43,261)    (707,283)
                                             -----------   -----------   ----------

Other  (income)  expense:
  Interest  income                                                          (50,836)
  Interest  expense                               66,874        57,062      274,386
                                             -----------   -----------   ----------
      Totals                                      66,874        57,062      223,550
                                             -----------   -----------   ----------

Net  loss                                    $   (82,680)  $  (100,323)  $ (930,833)
                                             ===========   ===========   ==========

Net  loss  per  common  share  -  basic      $      (.04)  $      (.05)
                                             ===========   ===========

Basic weighted average number
  of common shares                             2,108,698     2,013,150
                                             ===========   ===========

                       See Notes to Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2003

                                                             Deficit
                                                            Accumulated
                                               Additional     During         Total
                               Common Stock     Paid-In       Develop-    Stockholders'
                           -----------------
                             Shares   Amount    Capital      ment Stage     Deficiency
                           ---------  ------    --------    -----------   -------------
Common stock issued        1,575,000  $ 1,575   $  28,425                   $  30,000

Net  loss                                                    $ (128,126)     (128,126)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 1996    1,575,000    1,575      28,425      (128,126)      (98,126)

Common  stock  issued
  for  services              325,027      325       5,866                       6,191

Common stock issued, net
  of related  issuance
  costs                       20,000       20      17,980                      18,000

Net  loss                                                       (84,233)      (84,233)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 1997    1,920,027    1,920      52,271      (212,359)     (158,168)

Common  stock  issued         54,123       54      72,746                      72,800

Net  loss                                                      (118,395)     (118,395)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 1998    1,974,150    1,974     125,017      (330,754)     (203,763)

Common  stock  issued         29,000       29      28,971                      29,000

Net  loss                                                       (70,572)      (70,572)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 1999    2,003,150    2,003     153,988      (401,326)     (245,335)

Net  loss                                                       (30,180)      (30,180)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 2000    2,003,150    2,003     153,988      (431,506)     (275,515)

Common  stock  issued
  for  services               10,000       10       9,990                      10,000

Net  loss                                                      (316,324)     (316,324)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 2001    2,013,150    2,013     163,978      (747,830)      (581,839)

Net  loss                                                      (100,323)      (100,323)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 2002    2,013,150    2,013     163,978      (848,153)      (682,162)


                       See Notes to Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
                      FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2003

                                                             Deficit
                                                            Accumulated
                                               Additional     During         Total
                               Common Stock     Paid-In       Develop-    Stockholders'
                             Shares   Amount    Capital      ment Stage     Deficiency
                           ---------  ------    --------    -----------   -------------
Balance, March 31, 2002    2,013,150  $ 2,013   $ 163,978    $ (848,153)    $(682,162)

Common  stock  issued
  for  services              125,000      125       4,875                       5,000

Net  loss                                                       (82,680)      (82,680)
                           ---------  -------   ---------    -----------    ----------

Balance, March 31, 2003    2,138,150  $ 2,138   $ 168,853    $ (930,833)    $(759,842)
                           =========  =======   =========    ===========    ==========


















                       See Notes to Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2003 AND 2002 AND
                        THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2003


                                                                                     Cumulative
                                                                                        from
                                                             2003          2002       Inception
                                                         -----------   -----------   ----------
Operating  activities:
  Net  loss                                              $  (82,680)   $ (100,323)   $ (930,833)
  Adjustments  to  reconcile  net  loss to net
    cash  used  in  operating activities:
    Provision for related party
      receivables including accrued interest                                            227,286
    Depreciation  and  amortization                                           988         7,698
    Common  stock  issued  for  services                      5,000                      21,191
    Changes in operating assets and liabilities:
      Other  assets                                                           798        (1,105)
      Accounts  payable                                      (9,945)       (1,551)       28,855
      Interest receivable from related parties                                          (50,836)
      Interest  payable  to  related parties                 63,476        53,315       268,376
                                                         ----------    ----------    ----------
        Net cash used in operating activities               (24,149)      (46,773)     (429,368)
                                                         ----------    ----------    ----------

Investing  activities:
    Purchase  of  property  and  equipment                                               (6,593)
    Advances  to  related  parties                                                     (176,450)
                                                                                     ----------
        Net cash used in investing activities                                          (183,043)
                                                                                     ----------

Financing  activities:
    Net proceeds from loans payable to related party         24,000        46,500       430,164
    Net  proceeds  from lines of credit                         378             4        32,886
    Proceeds from issuance of common stock                                              149,800
                                                         ----------    ----------    ----------

        Net cash provided by financing activities            24,378        46,504       612,850
                                                         ----------    ----------    ----------

Net  increase  (decrease)  in  cash                             229          (269)          439

Cash,  beginning  of  period                                    210           479
                                                         ----------    ----------    ----------

Cash,  end  of  period                                   $      439    $      210    $      439
                                                         ==========    ==========    ==========


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

               Property  and  equipment:
                 Property and equipment is stated at cost, net of accumulated depreciation of $7,698. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from five to seven years.

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

                 Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2003 or 2002.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note  2  -  Basis  of  presentation:
                 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2003, the Company has an accumulated deficit of $930,833, and a stockholders' and working capital deficiency of $759,842. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


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

                 During fiscal year 1997, 20,000 shares of common stock were issued at $1.00 per share after the stock split. A finder's fee of $2,000 was deducted from additional paid-in capital as related issuance costs.

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

                 During the fiscal year 1999, 29,000 shares of common stock were issued at $1.00per share.

                 During the fiscal year 2001, 10,000 shares of common stock were issued for services at $1.00 per share.

                 During the fiscal year 2003, 125,000 shares of common stock were issued for services at $0.04 per share.


Note 4  -  Related  party  receivables,  net:
                 Related party receivables of $227,286 as of March 31, 2003 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the years ended March 31, 2003 and 2002. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5  -  Related  party  payables:
                 Related party payables as of March 31, 2003 totaled $698,540 which includes notes payable of $430,164 and accrued interest of $268,376. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 6  -  Income  taxes:
                 At March 31, 2003, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $701,000 for Federal income tax purposes. The Federal net operating loss begins to expire in 2011.
                 California net operating losses of approximately $533,000 expire in various years begins in 2004. The difference between the Federal and California tax loss carryforwards is primarily related to the state income taxes that are not deductible for state purposes. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

                 Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2003 are as follows:

                     Net  operating  loss  carryforwards           $  271,000
                     Allowance  for  doubtful  accounts                91,000
                                                                   ----------
                                                                      362,000
                     Valuation  allowance                            (362,000)
                                                                   ----------

                     Total                                         $        -
                                                                   ==========

                 A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

                 The  expected  income  tax   benefit,  computed  based  on  the
                 Company's pre-tax losses in March 31, 2003 and 2002 and cumulative from inception, to the statutory income tax rate is reconciled to the actual tax provision as follows:

                                                                          Cumulative
                                                  March 31,    March 31,     from
                                                     2003        2002      Inception
                                                  ---------    ---------  ----------
                     Expected tax benefit at
                     statutory Federal rate       $  28,000    $ 34,000    $ 316,000
                     State  benefit                   3,000       6,000       46,000
                                                  ---------    ---------  ----------
                                                     31,000      40,000      362,000

                     Decrease resulting from
                     change  in  valuation
                     allowance                      (31,000)    (40,000)    (362,000)
                                                  ---------    ---------  ----------

                                                  $       -    $      -    $       -
                                                  =========    ========    =========

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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     A  list  of  the  current  officers  and  directors  appears  below.

                                                              Position Held   Term of
             Person                       Office                  Since        Office
     --------------------   --------------------------------  -------------   -------
     Lee  D.  Dodson,  65   CEO,  CFO  and  Director              1995          2004

     Ken  Swanson,  59      President, Secretary and Director     1997          2004

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

The table below sets forth as of June 19, 2003 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:

                                                              Percent of
                                                              Outstanding
Person                               No. of Shares              Shares
--------------------------------------------------------------------------------
Lee  D.  Dodson
429  Santa  Dominga
Solana  Beach,  CA  92075                650,000                  30.4%
--------------------------------------------------------------------------------
Ken  Swanson
5933  Sea  Lion  Pl.,  Suite  106
Carlsbad,  CA  92008                     123,400                   5.8%
--------------------------------------------------------------------------------
Gary  E.  Bryant (2)
3  Gavina
Monarch  Beach,  CA  92629               445,300                  20.8%
--------------------------------------------------------------------------------
Mayuri  Pujara
4325  Larson  Lane
Carlsbad,  CA  92008                     463,000                  21.7%
--------------------------------------------------------------------------------
Thomas  J.  Kenan  (1)
212  N.W.  18th  Street
Oklahoma  City,  OK  73103               250,000                  11.7%
--------------------------------------------------------------------------------


Officers  and  Directors
As  a  Group  (2  persons)               773,400                  36.2%
--------------------------------------------------------------------------------

------------------------

(1) 125,000 of these shares are held of record by the Marilyn C. Kenan Trust. Marilyn C. Kenan is the spouse of Thomas J. Kenan.

(2) These shares are held of record as follows: Gary E. Bryant - 241,000 shares; Suzanne Bryant, Mr. Bryant's spouse - 3,000 shares; Gary E. Bryant, custodian for the benefit of Jan Cecil Bryant - 1,000 shares; Gary E. Bryant, custodian for the benefit of Chase E. Palm - 200 shares; Newport Capital Consultants, Inc., a corporation under the control of Mr. Bryant - 100,000 shares; and 100,000 shares held in a brokerage account.

     There are no arrangements which may result in a change in control of the company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2003, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

     The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company's chief executive officer and a director. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson.

     Also since inception, the company has borrowed money from a related party, Lee D. Dodson. As of March 31, 2003, the company owed $594,043 to Lee D. Dodson, which amount includes accrued interest of $230,056. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent, all of which were due and payable at March 31, 2002 and are in default.

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

 99       -     Certification of Chief Executive Officer  pursuant to  18 U.S.C.
                Section  1350,  as  adopted  pursuant  to  Section 906  of   the
                Sarbanes-Oxley Act of 2002.

 99.1     -     Certification  of  Chief  Financial  Officer  pursuant   to   18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        *Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

(b)     Reports  on  Form  8-K

        None


Item  14.    Controls  and  Procedures

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

DATED:  June  24,  2003               RADALE  IMPORTS,  INC.


                                      By: /s/  Lee  D.  Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  June  24,  2003               /s/  Lee  D.  Dodson
                                      ------------------------------------------
                                      Lee D. Dodson,  Chief  Financial  Officer
                                        and  Director



                                      /s/  Ken  Swanson
DATED:  June  24,  2003               ------------------------------------------
                                      Ken Swanson,  President,  Secretary  and
                                        Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Lee  D.  Dodson,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Radale Imports, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  24,  2003                    /s/  Lee  D.  Dodson
                                          --------------------------------------
                                          Lee  D.  Dodson
                                          Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Lee  D.  Dodson,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Radale Imports, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  24,  2003                    /s/  Lee  D.  Dodson

                                          Lee  D.  Dodson
                                          Chief  Financial  Officer

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708


                               INDEX TO EXHIBITS

                                  FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number          Description  of  Exhibit
-------         ------------------------
  3       -     Amended  and  Restated  Articles  of  Incorporation*

  3.1     -     Bylaws*

 99       -     Certification of Chief Executive Officer  pursuant to  18 U.S.C.
                Section  1350,  as  adopted  pursuant  to  Section 906  of   the
                Sarbanes-Oxley Act of 2002.

 99.1     -     Certification  of  Chief  Financial  Officer  pursuant   to   18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        *Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.