Form 10QSB
period 2003-06-30
RADALE IMPORTS INC
filed 2003-08-19
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                              Radale Imports, Inc.
             (Exact name of registrant as specified in its charter)

  California                       000-49708                     33-0684067
  ----------                       ---------                     ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As  of  August  8,  2003, there were 2,138,150 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements                                    PAGE

CONDENSED  BALANCE  SHEETS
     JUNE  30,  2003  (UNAUDITED)  AND  MARCH  31,  2003                      3

CONDENSED  STATEMENTS  OF  OPERATIONS
     THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002  AND  PERIOD
     FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
     THROUGH  JUNE  30,  2003  (UNAUDITED)                                    4

CONDENSED  STATEMENTS  OF  CASH  FLOWS
     THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002  AND  PERIOD
     FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
     THROUGH  JUNE  30,  2003  (UNAUDITED)                                    5

NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS                        6

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2003 (Unaudited) AND MARCH 31, 2003

                                                       June  30,     March  31,
                        ASSETS                          2003           2003
                       -------                         ---------    -----------
                                                      (Unaudited)
Current  assets  -  cash                               $      21      $     439

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                        -              -
                                                       ---------      ---------

        Total  assets                                  $      21      $     439
                                                       =========      =========


    LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
    -------------------------------------------

Current  liabilities:
  Accounts  payable                                    $  29,279      $  28,855
  Borrowings  under  line  of  credit                     32,701         32,886
  Related  party  payables                               723,494        698,540
                                                       ---------      ---------
        Total  liabilities                               785,474        760,281
                                                       ---------      ---------

Commitment

Stockholders'  deficiency:
  Preferred  stock,  $.001  par  value;
    10,000,000  shares  authorized;  none  issued
  Common  stock,  $.001  par  value;
    40,000,000  shares authorized;  2,138,150
    shares  issued  and  outstanding                       2,138          2,138
  Additional  paid-in  capital                           168,853        168,853
  Deficit  accumulated  during  the  development
    stage                                               (956,444)      (930,833)
                                                       ---------      ---------
        Total  stockholders'  deficiency                (785,453)      (759,842)
                                                       ---------      ---------

        Total  liabilities  and stockholders'
          deficiency                                   $      21      $     439
                                                       =========      =========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD
                    FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2003
                                  (Unaudited)


                                                                     Cumulative
                                                                         from
                                             2003          2002       Inception
                                         -----------   -----------   ----------
Operating  expenses:
     General  and  administrative        $     8,090   $     2,754   $  707,675
     Depreciation  and  amortization                                      7,698
                                         -----------   -----------   ----------
       Totals                                  8,090         2,754      715,373
                                         -----------   -----------   ----------

Loss  from  operations                        (8,090)       (2,754)    (715,373)
                                         -----------   -----------   ----------

Other  (income)  expense:
  Interest  income                                                      (50,836)
  Interest  expense                           17,521        15,689      291,907
                                         -----------   -----------   ----------
       Totals                                 17,521        15,689      241,071
                                         -----------   -----------   ----------

Net  loss                                $   (25,611)  $   (18,443)  $ (956,444)
                                         ===========   ===========   =========

Net loss per common share  - basic       $      (.01)  $      (.01)
                                         ===========   ===========

Basic  weighted  average  number  of
  common  shares                           2,138,150     2,020,018
                                         ===========   ===========

             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD
                    FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2003
                                  (Unaudited)

                                                                     Cumulative
                                                                         from
                                             2003          2002       Inception
                                         -----------   -----------   ----------
Operating  activities:
  Net  loss                              $   (25,611)  $   (18,443)  $ (956,444)
  Adjustments to reconcile net loss to
    net  cash used in operating
    activities:
    Provision  for  uncollectible
      related  party  receivables
      including  accrued  interest                                      227,286
    Depreciation  and  amortization                                       7,698
    Common stock issued for services                         5,000       21,191
    Changes  in  operating  assets
      and  liabilities:
      Other  assets                                                      (1,105)
      Accounts  payable                          424       (11,132)      29,279
      Interest  receivable  from
        related  parties                                                (50,836)
      Interest  payable  to
        related parties                       16,954        14,818      285,330
                                         -----------   -----------   ----------
        Net cash  used  in
          operating  activities               (8,233)       (9,757)    (437,601)
                                         -----------   -----------   ----------

Investing  activities:
  Purchase of property and equipment                                     (6,593)
  Advances  to  related  parties                                       (176,450)
                                                                     ----------
        Net  cash  used  in
          investing  activities                                        (183,043)
                                                                     ----------

Financing  activities:
  Net proceeds  from  loans  payable
    to  related  party                         8,000        11,000      438,164
  Net  proceeds  (repayments)  from
    line of credit                              (185)           26       32,701
  Proceeds from issuance of common stock                                149,800
                                         -----------   -----------   ----------
Net  cash  provided  by  financing
  activities                                   7,815        11,026      620,665
                                         -----------   -----------   ----------

Net  increase  (decrease)  in  cash             (418)        1,269           21

Cash,  beginning  of  period                     439           210
                                         -----------   -----------   ----------

Cash,  end  of  period                   $        21   $     1,479   $       21
                                         ===========   ===========   ==========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB.

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

          Earnings  (loss)  per  share:
               The  Company  follows  the  provisions  of Statement of Financial
               Accounting  Standards  No.  128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all potential dilutive common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the three months ended June 30, 2003 and 2002.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis of presentation:
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2003, the Company has an accumulated deficit of $956,444, and a stockholders' and working capital deficiency of $785,453. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related party receivables, net:
          Related  party  receivables  of  $227,286  as of June 30, 2002 include accrued interest of $50,836. These receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2002 and 2001. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related party payables:
          Related party payables as of June 30, 2002 totaled $723,494 which includes notes payable of $438,164 and accrued interest of $285,330. The notes bear interest at rates ranging from 5% to 10% and are currently in default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2003 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $21, total assets of $21 and current liabilities of $785,474.

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

 31          -     Certification  of  Chief  Executive Officer  pursuant  to  18
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.1         -    Certification  of  Chief  Financial  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32          -     Certification  of  Chief Executive Officer  pursuant  to   18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.1        -     Certification  of  Chief  Financial  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act o

     *Previously  filed  with  Form  10-SB  Commission  file  number  000-49708;
      incorporated herein.

(b)   Forms  8-K

      None



                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  19,  2003             Radale  Imports,  Inc.


                                     By:/s/  Lee  D.  Dodson
                                        ----------------------------------------
                                        Lee  D.  Dodson, Chief Executive Officer

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708


                                INDEX TO EXHIBITS

                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number          Description  of  Exhibit

  3          -     Amended  and  Restated  Articles  of  Incorporation*

  3.1        -     Bylaws*

 31          -     Certification  of  Chief  Executive Officer  pursuant  to  18
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.1         -    Certification  of  Chief  Financial  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32          -     Certification  of  Chief Executive Officer  pursuant  to   18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.1        -     Certification  of  Chief  Financial  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act o

     *Previously  filed  with  Form  10-SB  Commission  file  number  000-49708;
      incorporated herein.