Form 10QSB
period 2003-09-30
RADALE IMPORTS INC
filed 2003-11-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                              Radale Imports, Inc.
             (Exact name of registrant as specified in its charter)

  California                                                   33-0684067
  (state of                        000-49708                 (IRS Employer
incorporation)               (Commission File Number)         I.D. Number)

                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                                  858-756-3011
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2003, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements
                                                                            PAGE
                                                                            ----

CONDENSED  BALANCE  SHEETS
  SEPTEMBER  30,  2003  (UNAUDITED)  AND  MARCH  31,  2003                     3

CONDENSED  STATEMENTS  OF  OPERATIONS
  THREE  AND  SIX  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002
  AND  PERIOD  FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
  THROUGH  SEPTEMBER  30,  2003  (UNAUDITED)                                   4

CONDENSED  STATEMENTS  OF  CASH  FLOWS
  SIX  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002  AND  PERIOD
  FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
  THROUGH  SEPTEMBER  30,  2003  (UNAUDITED)                                   5

NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS                         6

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 2003 (Unaudited) AND MARCH 31, 2003

                                                September  30,     March  31,
                                   ASSETS           2003             2003
                                   ------       --------------    -------------
                                                 (Unaudited)
Current  assets  -  cash                         $        218      $       439

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                     -                -
                                                 ------------      -----------

      Total  assets                              $        218      $       439
                                                 ============      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
  Accounts  payable                              $     28,979      $    28,855
  Borrowings  under  line  of  credit                  32,723           32,886
  Related  party  payables                            745,300          698,540
                                                 ------------      -----------
      Total  liabilities                              807,002          760,281
                                                 ------------      -----------

Commitment

Stockholders'  deficiency:
  Preferred  stock,  $.001  par  value;
    10,000,000  shares authorized;  none  issued            -                -
  Common  stock,  $.001  par  value;  40,000,000
    shares authorized;  2,138,150 shares  issued
    and outstanding                                     2,138            2,138
  Additional  paid-in  capital                        168,853          168,853
  Deficit  accumulated  during  the
    development  stage                               (977,775)        (930,833)
                                                 ------------      -----------
      Total  stockholders'  deficiency               (806,784)        (759,842)
                                                 ------------      -----------

      Total  liabilities  and stockholders'
        deficiency                               $        218      $       439
                                                 ============      ===========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2003
                                  (Unaudited)

                                            Three Months Ended         Six Months Ended        Cumulative
                                              September  30,             September  30,           from
                                           2003          2002          2003          2002      Inception
                                       -----------   -----------   -----------   -----------   ----------
Operating  expenses:
  General  and  administrative         $     2,656   $     5,147   $    10,746   $     7,901   $  710,331
  Depreciation  and  amortization                                                                   7,698
                                       -----------   -----------   -----------   -----------   ----------
    Totals                                   2,656         5,147        10,746         7,901      718,029
                                       -----------   -----------   -----------   -----------   ----------

Loss  from  operations                      (2,656)       (5,147)      (10,746)       (7,901)    (718,029)
                                       -----------   -----------   -----------   -----------   ----------

Other  (income)  expense:
  Interest  income                                                                                (50,836)
  Interest  expense                         18,675        16,427        36,196        32,116      310,582
                                       -----------   -----------   -----------   -----------   ----------
    Totals                                  18,675        16,427        36,196        32,116      259,746
                                       -----------   -----------   -----------   -----------   ----------

Net  loss                              $   (21,331)  $   (21,574)  $   (46,942)  $   (40,017)  $ (977,775)
                                       ===========   ===========   ===========   ===========   ==========

Net loss per common share - basic      $      (.01)  $      (.01)  $      (.02)  $      (.02)
                                       ===========   ===========   ===========   ===========

Basic weighted average number of
  common  shares                         2,138,150     2,138,150     2,138,150     2,079,407
                                       ===========   ===========   ===========   ===========





             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2003
                                  (Unaudited)

                                                                      Cumulative
                                                                        from
                                                2003         2002     Inception
                                            -----------  -----------  ----------
Operating  activities:
  Net  loss                                 $  (46,942)  $  (40,017)  $(977,775)
  Adjustments  to  reconcile  net
    loss  to  net  cash used  in
    operating  activities:
    Provision  for  uncollectible related
      party receivables  including
      accrued  interest                                                 227,286
    Depreciation  and  amortization                                       7,698
    Common  stock issued for services                         5,000      21,191
    Changes  in  operating  assets
      and  liabilities:
      Other  assets                                                      (1,105)
      Accounts  payable                            123      (10,104)     28,978
      Interest  receivable  from
        related  parties                                                (50,836)
      Interest payable to related parties       34,761       30,391     303,137
                                            -----------  -----------  ----------
        Net  cash  used  in
          operating  activities                (12,058)     (14,730)   (441,426)
                                            -----------  -----------  ----------

Investing  activities:
  Purchase  of  property  and  equipment                                 (6,593)
  Advances  to  related  parties                                       (176,450)
                                                                      ----------
        Net  cash  used  in
          investing  activities                                        (183,043)
                                                                      ----------

Financing  activities:
  Net  proceeds  from  loans  payable
    to  related  party                          12,000       15,000     442,164
  Net  proceeds  from  (payment  on)
    line  of credit                               (163)         103      32,723
  Proceeds  from  issuance  of
    common  stock                                                       149,800
                                            -----------  -----------  ----------
        Net  cash  provided  by
          financing  activities                 11,837       15,103     624,687
                                            -----------  -----------  ----------

Net  increase  (decrease)  in  cash               (221)         373         218

Cash,  beginning  of  period                       439          210
                                            -----------  -----------  ----------

Cash,  end  of  period                      $      218   $      583   $     218
                                            ==========   ==========   =========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited  interim  financial  statements:
          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB.


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

          Earnings  (loss)  per  share:
               The  Company  follows  the  provisions  of Statement of Financial
               Accounting  Standards  No.  128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no dilutive potential common shares outstanding for the three and six months ended September 30, 2003 and 2002.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis  of  presentation:
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2003, the Company has an accumulated deficit of $977,775, and a stockholders' and working capital deficiency of $806,784. Management plans to obtai the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related  party  receivables,  net:
          Related party receivables of $227,286 as of September 30, 2003 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and six month periods ended September 30, 2003 and 2002. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related  party  payables:
          Related party payables as of September 30, 2003 totaled $745,300 which includes notes payable of $442,164 and accrued interest of $303,136. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended September 30, 2003 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $218, total assets of $218 and current liabilities of $807,002.

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

Date:  November  13,  2003           Radale  Imports,  Inc.

                                     By:/s/  Lee  D.  Dodson
                                        ----------------------------------------
                                        Lee  D.  Dodson, Chief Executive Officer

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708


                                INDEX TO EXHIBITS

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



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