Form 10QSB
period 2003-12-31
RADALE IMPORTS INC
filed 2004-02-19
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 11, 2004, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

Item  1.          Financial  Statements
                                                                            PAGE

CONDENSED  BALANCE  SHEETS
     DECEMBER  31,  2003  (UNAUDITED)  AND  MARCH  31,  2003                   3

CONDENSED  STATEMENTS  OF  OPERATIONS
     THREE  AND  NINE  MONTHS  ENDED  DECEMBER  31,  2003  AND  2002
     AND  PERIOD  FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
     THROUGH  DECEMBER  31,  2003  (UNAUDITED)                                 4

CONDENSED  STATEMENTS  OF  CASH  FLOWS
     NINE  MONTHS  ENDED  DECEMBER  31,  2003  AND  2002  AND  PERIOD
     FROM  AUGUST  18,  1995  (DATE  OF  INCEPTION)
     THROUGH  DECEMBER  31,  2003  (UNAUDITED)                                 5

NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS                         6

                              RADALE IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                DECEMBER 31, 2003 (Unaudited) AND MARCH 31, 2003

                                     ASSETS
                                     ------

                                                    December  31,    March  31,
                                                        2003            2003
                                                    -------------    ----------
                                                     (Unaudited)
Current  assets  -  cash                            $        60      $      439

Related  party  receivables,  net  of  reserve
  for  doubtful  accounts  of  $227,286                       -               -
                                                    -----------      ----------

      Total  assets                                 $        60      $      439
                                                    ===========      ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current  liabilities:
  Accounts  payable                                 $    29,580      $   28,855
  Borrowings  under  line  of  credit                    32,844          32,886
  Related  party  payables                              768,171         698,540
                                                    -----------      ----------
      Total  liabilities                                830,595         760,281
                                                    -----------      ----------

Commitment

Stockholders'  deficiency:
  Preferred  stock,  $.001  par  value;
    10,000,000 shares authorized; none issued                 -               -
  Common  stock,  $.001  par  value;  40,000,000
    shares authorized;  2,138,150  shares  issued
    and  outstanding                                      2,138           2,138
  Additional  paid-in  capital                          168,853         168,853
  Deficit accumulated during the development stage   (1,001,526)       (930,833)
                                                    -----------      ----------
      Total  stockholders'  deficiency                 (830,535)       (759,842)
                                                    -----------      ----------

      Total  liabilities  and
        stockholders' deficiency                    $        60      $      439
                                                    ===========      ==========


             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
              AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2003
                                  (Unaudited)

                                      Three  Months  Ended     Nine  Months  Ended      Cumulative
                                          December  31,             December  31,          from
                                    -----------------------   -----------------------
                                       2003          2002         2003        2002       Inception
                                    ----------   ----------   ----------   ----------   ----------
Operating  expenses:
  General and administrative        $    4,476   $    3,178   $   15,222   $   11,079   $   714,807
  Depreciation and amortization                                                               7,698
                                    ----------   ----------   ----------   ----------   -----------
      Totals                             4,476        3,178       15,222       11,079       722,505
                                    ----------   ----------   ----------   ----------   -----------

Loss  from  operations                  (4,476)      (3,178)     (15,222)     (11,079)     (722,505)
                                    ----------   ----------   ----------   ----------   -----------

Other  (income)  expense:
  Interest  income                                                                          (50,836)
  Interest expense                      19,275       17,634       55,471       49,750       329,857
                                    ----------   ----------   ----------   ----------   -----------
      Totals                            19,275       17,634       55,471       49,750       279,021
                                    ----------   ----------   ----------   ----------   -----------

Net  loss                           $  (23,751)  $  (20,812)  $  (70,693)  $  (60,829)  $(1,001,526)
                                    ==========   ==========   ==========   ==========   ===========

Net loss per common share - basic   $     (.01)  $     (.01)  $     (.03)  $     (.03)
                                    ==========   ==========   ==========   ==========

Basic  weighted average number
  of common  shares                  2,138,150    2,138,150    2,138,150    2,099,059
                                    ==========   ==========   ==========   ==========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND
                PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2003
                                  (Unaudited)

                                                                      Cumulative
                                                                        from
                                                2003       2002        Inception
                                              ---------  ---------  ------------
Operating  activities:
  Net  loss                                   $(70,693)  $(60,829)  $(1,001,526)
  Adjustments to reconcile net loss to net
    cash used  in  operating  activities:
    Provision  for  uncollectible  related
      party receivables  including  accrued
      interest                                                          227,286
    Depreciation  and  amortization                                       7,698
    Common  stock  issued  for  services                    5,000        21,191
    Changes in operating assets
      and liabilities:
      Other  assets                                                      (1,105)
      Accounts  payable                            725    (10,348)       29,580
      Interest  receivable  from
        related parties                                                 (50,836)
      Interest payable to related parties       53,131     47,175       321,507
                                              --------   --------   -----------
        Net cash used in
        operating  activities                  (16,837)   (19,002)     (446,205)
                                              --------   --------   -----------

Investing  activities:
  Purchase  of  property  and  equipment                                 (6,593)
  Advances  to  related  parties                                       (176,450)
                                                                    -----------
        Net  cash  used  in
        investing  activities                                          (183,043)
                                                                    -----------

Financing  activities:
  Net proceeds from loans payable
    to related party                            16,500     18,500       446,664
  Net  proceeds  from  (payment  on)
    line  of  credit                               (42)       184        32,844
   Proceeds  from  issuance
    of  common  stock                                                   149,800
  Cash  overdraft                                             108
                                              --------   --------   -----------
        Net  cash  provided  by
        financing  activities                   16,458     18,792       629,308
                                              --------   --------   -----------

Net  increase  (decrease)  in  cash               (379)      (210)           60

Cash,  beginning  of  period                       439        210             -
                                              --------   --------   -----------

Cash,  end  of  period                        $     60   $      -   $        60
                                              ========   ========   ===========



             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited  interim  financial  statements:
            The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB.

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

            Earnings  (loss)  per  share:
               The  Company  follows  the  provisions  of Statement of Financial
               Accounting  Standards  No.  128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three and nine months ended December 31, 2003 and 2002.

                              RADALE IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis  of  presentation:

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2003, the Company has an accumulated deficit of $1,001,526, and a stockholders' and working capital deficiency of $830,535. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related  party  receivables,  net:
       Related party receivables of $227,286 as of December 31, 2003 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and nine month periods ended December 31, 2003 and 2002. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related  party  payables:
       Related party payables as of December 31, 2003 totaled $768,171 which includes notes payable of $446,664 and accrued interest of $321,507. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three- and nine-month periods ended December 31, 2003 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.
See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $60, total assets of $60 and current liabilities of $830,595.

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

Item  3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

     Changes  in  internal  controls.   There  were  no  significant  changes in
internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.


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

Date:  February  __,  2004           Radale  Imports,  Inc.


                                     By:/s/  Lee  D.  Dodson
                                        ----------------------------------------
                                        Lee  D.  Dodson, Chief Executive Officer

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708


                                INDEX TO EXHIBITS

                                  FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number     Description  of  Exhibit
--------   ------------------------

3      -     Amended  and  Restated  Articles  of  Incorporation*

3.1    -     Bylaws*

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