Form 10QSB/A
period 2003-12-31
RADALE IMPORTS INC
filed 2004-02-19
CIK 1022666

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVE., SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.M.  FULLER  (1920-1999)                               TELEPHONE:  405-235-2575
JERRY TUBB                                              FACSIMILE: 405-232-8384
DAVID  POMEROY
TERRY  STOKES
   --------

OF  COUNSEL:
MICHEL  A.  BICKFORD                                     THOMAS J. KENAN E-MAIL:
THOMAS  J.  KENAN                                             kenan@ftpslaw.com
ROLAND  TAGUE
DAN  M.  PETERS
                                February 19, 2004



Securities  and  Exchange  Commission
Division  of  Corporation  Finance
450  Fifth  Street,  N.W.
Washington,  D.C.  20549

     Re: Amendment 1 to Quarterly Report on Form 10-QSB for the period ended December 31, 2003
             Filed  February  19,  2004
             Radale  Imports,  Inc.
             Commission  File  No.  000-49708

Gentlemen:

The attached Amendment No. 1 to Form 10-QSB is being filed for the sole purpose of adding the date to the signature page (page 10) and all four exhibits. There are no other changes in the document.

If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

Sincerely,


/s/  Thomas  J.  Kenan

Thomas  J.  Kenan

Attachment

cc:  Ken  Swanson,  President  (w/enclosure)
     J.H.  Cohn  LLP  (w/enclosure)

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO 1 TO FORM 10-QSB

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

31     -     Certification  of  Chief  Executive Officer pursuant  to  18 U.S.C.
             Section  1350,   as   adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.**

31.1   -     Certification of  Chief  Financial  Officer  pursuant to 18  U.S.C.
             Section 1350,  as   adopted  pursuant  to   Section  302   of   the
             Sarbanes-Oxley Act  of  2002.**

32     -     Certification  of  Chief Executive  Officer  pursuant  to 18 U.S.C.
             Section  1350,  as  adopted   pursuant  to  Section  906   of   the
             Sarbanes-Oxley Act of 2002.**

32.1   -     Certification  of  Chief  Financial  Officer  pursuant to 18 U.S.C.
             Section  1350,   as  adopted  pursuant  to  Section  906   of   the
             Sarbanes-Oxley Act  of  2002.**

     *Previously  filed  with  Form  10-QSB  Commission  file  number 000-49708;
      incorporated herein.

     **Previously filed with Form 10-QSB Commission file number 000-49708; EDGAR Accession number 0001060830-04-000047; incorporated herein.


(b)   Forms  8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  February  17,  2004           Radale  Imports,  Inc.


                                     By:/s/  Lee  D.  Dodson
                                        ----------------------------------------
                                        Lee  D.  Dodson, Chief Executive Officer

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708


                                INDEX TO EXHIBITS

                         AMENDMENT NO. 1 TO FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number     Description  of  Exhibit
--------   ------------------------

3      -     Amended  and  Restated  Articles  of  Incorporation*

3.1    -     Bylaws*

31     -     Certification  of  Chief  Executive Officer pursuant  to  18 U.S.C.
             Section  1350,   as   adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.**

31.1   -     Certification of  Chief  Financial  Officer  pursuant to 18  U.S.C.
             Section 1350,  as   adopted  pursuant  to   Section  302   of   the
             Sarbanes-Oxley Act  of  2002.**

32     -     Certification  of  Chief Executive  Officer  pursuant  to 18 U.S.C.
             Section  1350,  as  adopted   pursuant  to  Section  906   of   the
             Sarbanes-Oxley Act of 2002.**

32.1   -     Certification  of  Chief  Financial  Officer  pursuant to 18 U.S.C.
             Section  1350,   as  adopted  pursuant  to  Section  906   of   the
             Sarbanes-Oxley Act  of  2002.**

     *Previously  filed  with  Form  10-QSB  Commission  file  number 000-49708;
      incorporated herein.

     **Previously filed with Form 10-QSB Commission file number 000-49708; EDGAR Accession number 0001060830-04-000047; incorporated herein.