Form 10KSB
period 2004-03-31
RADALE IMPORTS INC
filed 2004-07-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 7, 2004: 2,138,150 shares of Common Stock, $0.001 par value.

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

PART I

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

   We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to such foregoing expectations, that a transaction with an affiliate would be in the best interests of the company and its stockholders, the company is in general permitted by California law to enter into such a transaction if:

•      The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

•      The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

•      The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

•      Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•      Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•      Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors – The Company Regulation of Penny Stocks."

•      Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•       The extent to which the business opportunity can be advanced;

•       Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•       Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•       The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

•       The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that our shares would qualify for listing on Nasdaq SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have stockholders’ equity of at least $5 million, a market capitalization of at least $50 million or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the Nasdaq listing criteria.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on Nasdaq or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors – Regulation of Penny Stocks."

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

Competition

   We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our company and will therefore be in a better position than us to obtain access to attractive business opportunities. We also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than do we.

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

22.   Rule 144 Sales. Of the 2,138,150 shares of our common stock outstanding, 935,000 shares are “restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Radale Imports’ shares of common stock have never traded on the OTC Bulletin Board or in the "Pink Sheets". There have never been any quotes for the shares.

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

Date	No. of Shares Sold	Purchasers	Cash Consideration	Dollar Value of Other Type of Consideration
06-21-02	125,000	Thomas J. Kenan	0	5,000(1)
_______________

(1)   Mr. Kenan performed legal services for us consisting of preparing a Form 10-SB and clearing it with the Securities and Exchange Commission and preparing the Form 10-KSB for fiscal year ended 03-31-02.

The sale of stock was made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated thereunder. Based upon a subscription agreement completed by Mr. Kenan, the Company had reasonable grounds to believe, and did in fact believe, when such subscription was accepted, that such purchaser was an accredited investor as that term is defined under Regulation D. He had access to pertinent information enabling him to ask informed questions. An appropriate restrictive legend is imprinted upon the certificates representing such shares, and stop-transfer instructions have been entered in the company's transfer records. The sale was effected without the aid of underwriters.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Plan of Operation for the Next Twelve Months

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have current assets in the form of cash of only $288, total assets of $288 and current liabilities of $856,579.

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

Off-Balance Sheet Arrangements

                 Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•      an obligation under a guarantee contract,

•      a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•      any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•      any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

ITEM 7.   FINANCIAL STATEMENTS

                The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A list of the current officers and directors appears below.

		Position Held	Term of
Person	Office	Since	Office
Lee D. Dodson, 66	CEO, CFO and Director	1995	2005
Ken Swanson, 60	President, Secretary and Director	1997	2005

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

Ken Swanson. Mr. Swanson was employed from 1993 to 1996 as president of Oilguard Company of Vista, California. He has served as vice president of Analytic Systems Laboratory of Merrillville, Indiana from 1997 to the present; as president of Radale Imports, Inc. from 1997 to the present; as marketing director of MTM Industries of O’Side, California from 1999 to the present; and as a manufacturer’s representative of Chloride Power of Lake Forrest, Illinois from February 2001 to the present.

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

No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

•      bankruptcy,

•      criminal proceedings (excluding traffic violations and other minor offenses), or

•      proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•      Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and
       Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Audit committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no financial expert serving on the audit committee. We have no financial expert serving on the audit committee, because we have no assets of substantial value and have no ongoing business activities.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such – principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended March 31, 2004 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten person of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

ITEM 10.   EXECUTIVE COMPENSATION

No officer or director has received any remuneration prior to the filing of this Form 10-KSB. Although there is no current plan in existence, it is possible that the company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                             RELATED STOCKHOLDER MATTERS

The table below sets forth as of July 7, 2004 the beneficial ownership of securities of the company by the officers and directors, individually, and as a group, and each person who is known to the company to be the beneficial owner of more than five percent of any class of the company's voting securities:

Person	No. of Shares	Percent of Outstanding Shares
Lee D. Dodson 429 Santa Dominga Solana Beach, CA 92075	650,000	30.4%
Ken Swanson P.O. Box 2822 Rancho Santa Fe, CA 92067	123,400	5.8%
Gary E. Bryant (2) 16 Carmel Woods Laguna Niguel, CA 99267	445,300	20.8%
Mayuri Pujara 4325 Larson Lane Carlsbad, CA 92008	463,000	21.7%
Thomas J. Kenan (1) 212 N.W. 18th Street Oklahoma City, OK 73103	250,000	11.7%
Officers and Directors As a Group (2 persons)	773,400	36.2%
________________________

(1)   125,000 of these shares are held of record by the Marilyn C. Kenan Trust. Marilyn C. Kenan is the spouse of Thomas J. Kenan.

(2)   These shares are held of record as follows: Gary E. Bryant - 241,000 shares; Suzanne Bryant, Mr. Bryant’s spouse - 3,000 shares; Gary E. Bryant, custodian for the benefit of Jan Cecil Bryant - 1,000 shares; Gary E. Bryant, custodian for the benefit of Chase E. Palm - 200 shares; Newport Capital Consultants, Inc., a corporation under the control of Mr. Bryant - 100,000 shares; and 100,000 shares held in a brokerage account.

There are no arrangements which may result in a change in control of the company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2004, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company’s chief executive officer and a director. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson.

Also since inception, the company has borrowed money from a related party, Lee D. Dodson. As of March 31, 2004, the company owed $793,944 to Lee D. Dodson, which amount includes accrued interest of $340,280. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent and are currently in default.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number	Description of Exhibit

3	Amended and Restated Articles of Incorporation*

3.1	Bylaws*

14	Code of Ethics for CEO and Senior Financial Officers

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

(b)   Reports on Form 8-K

None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended March 31, 2004	$24,000.00
Fiscal Year ended March 31, 2003	$14,000.00

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.    The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADALE IMPORTS, INC.

Date: July 12, 2004	By:	/s/ Lee D. Dodson
Lee D. Dodson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2004	By:	/s/ Lee D. Dodson
Lee D. Dodson
Chief Financial Officer and Director

Date: July 12, 2004	By:	/s/ Ken Swanson
Ken Swanson
President, Secretary and Director

RADALE IMPORTS, INC.
(A Development Stage Company)

Index
Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet
March 31, 2004	F-3

Statements of Operations
For the Years Ended March 31, 2004 and 2003 and the Period from
August 18, 1995 (Date of Inception) through March 31, 2004	F-4

Statement of Stockholders' Deficiency
For the Period from August 18, 1995 (Date of Inception) through
March 31, 2004	F-5/6

Statements of Cash Flows
For the Years Ended March 31, 2004 and 2003 and the Period from
August 18, 1995 (Date of Inception) through March 31, 2004	F-7

Notes to Financial Statements	F-8/11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Radale Imports, Inc.

We have audited the accompanying balance sheet of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2004, and the related statements of operations and cash flows for the years ended March 31, 2004 and 2003 and for the period from August 18, 1995 (date of inception) through March 31, 2004 and the statement of stockholders' deficiency for the period from August 18, 1995 (date of inception) through March 31, 2004.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) at March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period from August 18, 1995 (date of inception) through March 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ J.H. Cohn LLP

San Diego, California
May 10, 2004

RADALE IMPORTS, INC.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2004

ASSETS
Current assets - cash	$288

Related party receivables, net of reserve
for doubtful accounts of $227,286	-

Total assets	$288

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Borrowings under line of credit	$32,829
Accounts payable	29,806
Related party payables	793,944

Total liabilities	856,579

Commitment

Stockholders' deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued	-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding	2,138
Additional paid-in capital	168,853
Deficit accumulated during the development stage	(1,027,282)

Total stockholders' deficiency	(856,291)

Total liabilities and stockholders' deficiency	$288

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND
THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH MARCH 31, 2004

			Cumulative
			from
	2004	2003	Inception
Operating expenses:
General and administrative	$21,387	$15,806	$720,972

Depreciation and amortization			7,698
Totals	21,387	15,806	728,670

Loss from operations	(21,387)	(15,806)	(728,670)

Other (income) expense:
Interest income			(50,836)
Interest expense	75,062	66,874	349,448

Totals	75,062	66,874	298,612

Net loss	$(96,449)	$(82,680)	$(1,027,282)

Net loss per common share - basic	$(.05)	$(.04)

Basic weighted average number of common shares	2,138,150	2,108,698

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2004

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency
Common stock issued	1,575,000	$1,575	$28,425		$30,000
Net loss				$(128,126)	(128,126)

Balance, March 31, 1996	1,575,000	1,575	28,425	(128,126)	(98,126)
Common stock issued
for services	325,027	325	5,866		6,191
Common stock issued, net of
related issuance costs	20,000	20	17,980		18,000
Net loss				(84,233)	(84,233)

Balance, March 31, 1997	1,920,027	1,920	52,271	(212,359)	(158,168)
Common stock issued	54,123	54	72,746		72,800
Net loss				(118,395)	(118,395)

Balance, March 31, 1998	1,974,150	1,974	125,017	(330,754)	(203,763)
Common stock issued	29,000	29	28,971		29,000
Net loss				(70,572)	(70,572)

Balance, March 31, 1999	2,003,150	2,003	153,988	(401,326)	(245,335)
Net loss				(30,180)	(30,180)

Balance, March 31, 2000	2,003,150	2,003	153,988	(431,506)	(275,515)
Common stock issued
for services	10,000	10	9,990		10,000
Net loss				(316,324)	(316,324)

Balance, March 31, 2001	2,013,150	2,013	163,978	(747,830)	(581,839)
Net loss				(100,323)	(100,323)

Balance, March 31, 2002	2,013,150	2,013	163,978	(848,153)	(682,162)

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2004

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency
Balance, March 31, 2002	2,013,150	$2,013	$163,978	$(848,153)	$(682,162)

Common stock issued
for services	125,000	125	4,875		5,000

Net loss				(82,680)	(82,680)

Balance, March 31, 2003	2,138,150	2,138	168,853	(930,833)	(759,842)

Net loss				(96,449)	(96,449)

Balance, March 31, 2004	2,138,150	$2,138	$168,853	$(1,027,282)	$(856,291)

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND
THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2004

			Cumulative
			from
	2004	2003	Inception

Operating activities:
Net loss	$(96,449)	$(82,680)	$(1,027,282)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for related party receivables
including accrued interest			227,286
Depreciation and amortization			7,698
Common stock issued for services		5,000	21,191
Changes in operating assets and liabilities:
Interest receivable from related parties			(50,836)
Other assets			(1,105)
Accounts payable	951	(9,945)	29,806
Interest payable to related parties	71,904	63,476	340,280

Net cash used in operating activities	(23,594)	(24,149)	(452,962)

Investing activities:
Purchase of property and equipment			(6,593)
Advances to related parties			(176,450)

Net cash used in investing activities			(183,043)

Financing activities:
Net proceeds from loans payable to related party	23,500	24,000	453,664
Net proceeds from (repayments on) lines of credit	(57)	378	32,829
Proceeds from issuance of common stock			149,800

Net cash provided by financing activities	23,443	24,378	636,293

Net increase (decrease) in cash	(151)	229	288

Cash, beginning of period	439	210	-

Cash, end of period	$288	$439	$288

Supplemental disclosure of cash flow data:
Interest paid	$3,158	$3,398	$9,168

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

Earnings (loss) per share:
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2004 or 2003.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2004, the Company has an accumulated deficit of $1,027,282 and a stockholders' and working capital deficiency of $856,291. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

During the fiscal year 2004, no common stock was issued.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of March 31, 2004 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. The debtors pledged their stock to the principal stockholder as consideration for the guarantee. Currently, the Company has not commenced collection of the receivables. The total receivables including accrued interest were fully reserved through a provision charged to operations in the year ended March 31, 2001. Because of the uncertainty about the collectability of the receivables, no interest income has been accrued since that date.

Note 5 - Related party payables:
Related party payables as of March 31, 2004 totaled $793,944 which includes notes payable of $453,664 and accrued interest of $340,280. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 - Income taxes:
At March 31, 2004, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $798,000 for Federal income tax purposes. The Federal net operating loss carryforwards begin to expire in 2011. California net operating losses of approximately $590,000 expire in various years beginning in 2004. The difference between the Federal and California tax loss carryforwards is primarily related to the fact that California loss carryforwards were limited and that state income taxes are not deductible for state purposes. In addition, California temporarily suspended the use of loss carryforwards in 2002 and 2003. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2004 are as follows:

Net operating loss carryforwards	$307,000
Allowance for doubtful accounts	91,000

398,000
Valuation allowance	(398,000)

Total	$-

A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

The expected income tax benefit, computed based on the Company's pre-tax losses in March 31, 2004 and 2003 and cumulative from inception, to the statutory income tax rate is reconciled to the actual tax provision as follows:

				Cumulative
	March 31,	March 31,		from
	2004	2003		Inception
Expected tax benefit at statutory Federal rate	$33,000	$28,000		$349,000
State benefit	3,000	3,000		49,000

	36,000	31,000		398,000
Decrease resulting from change in valuation
allowance	(36,000)	(31,000)		(398,000)

Totals	$-	$-	$	$ -

RADALE IMPORTS, INC.

COMMISSION FILE NO. 000-49708

INDEX TO EXHIBITS
FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number	Description of Exhibit

3	Amended and Restated Articles of Incorporation*

3.1	Bylaws*

14	Code of Ethics for CEO and Senior Financial Officers

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.