Form 10QSB
period 2004-06-30
RADALE IMPORTS INC
filed 2004-08-16
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2004, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PAGE

CONDENSED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND MARCH 31, 2004	4

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND PERIOD
FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND PERIOD
FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7

RADALE IMPORTS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND MARCH 31, 2004

	June 30,	March 31,

ASSETS	2004	2004

	(Unaudited)

Current assets - cash	$570	$288

Related party receivables, net of reserve
for doubtful accounts of $227,286	-	-

Total assets	$570	$288

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$31,133	$29,806
Borrowings under line of credit	32,837	32,829
Related party payables	815,274	793,944

Total liabilities	879,244	856,579

Commitment

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,049,665)	(1,027,282)

Total stockholders’ deficiency	(878,674)	(856,291)

Total liabilities and stockholders’ deficiency	$570	$288

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004
(Unaudited)

	Three Months Ended		Cumulative
	June 30,		from

	2004	2003	Inception

Operating expenses:
General and administrative	$2,287	$8,090	723,259
Depreciation and amortization			7,698

Totals	2,287	8,090	730,957

Loss from operations	(2,287)	(8,090)	(730,957)

Other (income) expense:
Interest income			(50,836)
Interest expense	20,096	17,521	369,544

Totals	20,096	17,521	318,708

Net loss	$(22,383)	$(25,611)	(1,049,665)

Net loss per common share - basic	$(.01)	$(.01)

Basic weighted average number of
common shares	2,138,150	2,138,150

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004
(Unaudited)

	Three Months Ended		Cumulative
	June 30,
			from
	2004	2003	Inception

Operating activities:
Net loss	$(22,383)	$(25,611)	$(1,049,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for uncollectible related party
receivables including accrued interest			227,286
Depreciation and amortization			7,698
Common stock issued for services			21,191
Changes in operating assets and liabilities:
Other assets			(1,105)
Accounts payable	1,327	424	31,133
Interest receivable from related parties			(50,836)
Interest payable to related parties	19,330	16,954	359,610

Net cash used in operating activities	(1,726)	(8,233)	(454,688)

Investing activities:
Purchase of property and equipment			(6,593)
Advances to related parties			(176,450)

Net cash used in investing activities			(183,043)

Financing activities:
Net proceeds from loans payable to related party	2,000	8,000	455,664
Net proceeds from (payment on) line of credit	8	(185)	32,837
Proceeds from issuance of common stock			149,800

Net cash provided by financing activities	2,008	7,815	638,301

Net increase (decrease) in cash	282	(418)	570

Cash, beginning of period	288	439	-

Cash, end of period	$570	$21	$570

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2004 Annual Report on Form 10-KSB.

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

Earnings (loss) per share:
The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months ended June 30, 2004 and 2003.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2004, the Company has an accumulated deficit of $1,049,665, and a stockholders’ and working capital deficiency of $878,674. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of June 30, 2004 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2004 and 2003. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
Related party payables as of June 30, 2004 totaled $815,274 which includes notes payable of $455,664 and accrued interest of $359,610. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

Plan of Operation for the Next Twelve Months

Our current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have current assets in the form of cash of only $570, total assets of $570 and current liabilities of $879,244.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and stockholders’ deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern. In the event we are able to complete a business combination during this period, the lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our needs for additional financing are likely to increase substantially.

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

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number	Description of Exhibit

3	Amended and Restated Articles of Incorporation*

3.1	Bylaws*

14	Code of Ethics for CEO and Senior Financial Officers**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

**Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

(b)   Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Radale Imports, Inc.

Date: August 16, 2004	By:	/s/ Lee D. Dodson
Lee D. Dodson
Title Chief Executive Officer

12

RADALE IMPORTS, INC.

COMMISSION FILE NO. 000-49708

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number	Description of Exhibit

3	Amended and Restated Articles of Incorporation*

3.1	Bylaws*

14	Code of Ethics for CEO and Senior Financial Officers**

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

**Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

13