Form 10QSB
period 2004-09-30
RADALE IMPORTS INC
filed 2004-11-03
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Radale Imports, Inc.
(Exact name of registrant as specified in its charter)

California (state of incorporation)	000-49708 (Commission File Number)	33-0684067 (IRS Employer I.D. Number)

P. O. Box 1990
Rancho Santa Fe, CA 92067
858-756-3011
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 26, 2004, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PAGE

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 (UNAUDITED) AND MARCH 31, 2004	4

CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2004 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD
FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2004 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-8

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 (UNAUDITED) AND MARCH 31, 2004

	September 30,	March 31,
ASSETS	2004	2004
	(Unaudited)

Current assets - cash	$688	$288

Related party receivables, net of reserve
for doubtful accounts of $227,286	-	-

Total assets	$688	$288

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Borrowings under line of credit	$32,756	$32,829
Accounts payable	31,941	29,806
Related party payables	854,552	793,944
Total liabilities	919,249	856,579

Commitment

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,089,552)	(1,027,282)
Total stockholders’ deficiency	(918,561)	(856,291)

Total liabilities and stockholders’ deficiency	$688	$288

See Notes to Unaduited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTMBER 30, 2004 AND 2003
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2004
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	September 30,		September 30,		from
	2004	2003	2004	2003	Inception
Operating Expenses:
General & administrative	$18,665	$2,656	$20,952	$10,746	$741,924
Depreciation & amortization					7,698

Totals	18,665	2,656	20,952	10,746	749,622

Loss from Operations	(18,665)	(2,656)	(20,952)	(10,746)	(749,622)

Other (Income) Expense:
Interest Income					(50,836)
Interest Expense	21,222	18,675	41,318	36,196	390,766

Totals	21,222	18,675	41,318	36,196	339,930

Net Loss	$(39,887)	$(21,331)	$(62,270)	$(46,942)	$(1,089,552)

Net Loss per common share-basic
and diluted	$(.02)	$(.01)	$(.03)	$(.02)

Basic weighted average number
of common shares	2,138,150	2,138,150	2,138,150	2,138,150

See Notes to Unaduited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2004
(Unaudited)

			Cumulative
			from
	2004	2003	Inception

Operating activities:
Net loss	$(62,270)	$(46,942)	$(1,089,552)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for uncollectible related party
receivables including accrued interest			227,286
Depreciation and amortization			7,698
Common stock issued for services			21,191
Changes in operating assets and liabilities:
Other assets			(1,105)
Accounts payable	2,135	123	31,941
Interest receivable from related parties			(50,836)
Interest payable to related parties	39,770	34,761	380,050
Net cash used in operating activities	(20,365)	(12,058)	(473,327)

Investing activities:
Purchase of property and equipment			(6,593)
Advances to related parties			(176,450)
Net cash used in investing activities			(183,043)

Financing activities:
Net proceeds from loans payable to related parties	20,838	12,000	474,502
Net proceeds from (payment on) line of credit	(73)	(163)	32,756
Proceeds from issuance of common stock			149,800
Net cash provided by financing activities	20,765	11,837	657,058

Net increase (decrease) in cash	400	(221)	688

Cash, beginning of period	288	439	-

Cash, end of period	$688	$218	$688

See Notes to Unaduited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:
The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2004 Annual Report on Form 10-KSB.

Note 2 - Business organization and policies:
Use of estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings (loss) per share:
The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three and six months ended September 30, 2004 and 2003.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2004, the Company has an accumulated deficit of $1,089,552, and a stockholders’ and working capital deficiency of $918,561. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of September 30, 2004 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and six month periods ended September 30, 2004 and 2003. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
Related party payables as of September 30, 2004 totaled $854,552 which includes notes payable of $474,502 and accrued interest of $380,050. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have current assets in the form of cash of only $688, total assets of $688 and current liabilities of $919,249.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Radale Imports, Inc

Date: November 1, 2004	By:	/s/ Lee D. Dodson
Lee D. Dodson
Chief Executive Officer

RADALE IMPORTS, INC.

COMMISSION FILE NO. 000-49708

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

1