Form 10KSB
period 2005-03-31
RADALE IMPORTS INC
filed 2005-07-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                 P. O. Box 1900
                            Rancho Santa Fe, CA 92067
                                 (858) 756-3011
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0, as the stock does not trade.

As of July 12, 2005, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business..........................................     1
         Business Development.............................................     1
         Business of the Company..........................................     1
         Investigation and Selection of Business Opportunities ...........     3
         Form of Acquisition..............................................     6
         Investment Company Act and Other Regulation......................     7
         Competition......................................................     8
         No Rights of Dissenting Shareholders.............................     8
         No Target Candidates for Acquisition.............................     9
         Administrative Offices...........................................     9
         Employees........................................................     9
         Risk Factors.....................................................     9

Item 2   Property........................................................     15

Item 3   Legal Proceedings...............................................     15

Item 4   Submission of Matters to a Vote of Security Holders.............     15

Item 5   Market for Common Equity and Related Stockholder Matters........     15

Item 6   Management's Discussion and Analysis or Plan of Operation.......     16
         Plan of Operation for the Next Twelve Months....................     16
         Off-Balance Sheet Arrangements..................................     17
         Contractual obligations.........................................     18

Item 7   Financial Statements............................................     18

Item 8   Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure...............................     31

Item 8A  Controls and Procedures.........................................     31

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............     31
         Compliance with Section 16(a) of the Exchange Act...............     35
         Audit Committee and Audit Committee Financial Expert............     35
         Code of Ethics..................................................     35

Item 10  Executive Compensation..........................................     35
            Stock Options................................................     36
            Employment Contracts.........................................     36

Item 11  Security Ownership of Certain Beneficial Owners
            and Management...............................................     36

Item 12  Certain Relationships and Related Transactions..................     37

Item 13  Exhibits........................................................     38

Item 14  Principal Accountant Fees and Services..........................     39

Signatures...............................................................     40

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

         Radale Imports, Inc. was incorporated under the laws of the State of California on August 18, 1995, and is in the developmental stage. From the period of inception in 1995 through 1998, we were occupied in establishing an import-export business between India and the U.S. in the automotive afterparts and accessory markets. In 1998 our vice president, Raj Pujara, died. He was our contact with India. We soon learned that we could not proceed with our business plan without him. We have no commercial operations today, have no full-time employees and own no real estate or other property other than office equipment.

Business of the Company
-----------------------

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

         At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. We have filed a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," we may be more attractive to a private acquisition target because it may thereby be listed to trade its shares on the OTC Bulletin Board.

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

         We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to such foregoing expectations, that a transaction with an affiliate would be in the best interests of the company and its stockholders, the company is in general permitted by California law to enter into such a transaction if:

o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

o The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

         It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

o Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

o Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

o    The extent to which the business opportunity can be advanced;

o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

o The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

o    The  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance, and other required items.

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

Form of Acquisition
-------------------

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

Investment Company Act and Other Regulation
-------------------------------------------

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

No Rights of Dissenting Shareholders
------------------------------------

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

No Target Candidates for Acquisition
------------------------------------

         None of our company's officers, directors, promoters, affiliates, or associates has had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
----------------------

         We currently maintain a mailing address at P.O. Box 1990, Rancho Santa Fe, California 92067, which is the office address of our chief executive officer. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

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

Risk Factors
------------

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

         5. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

         6. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to our company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1, "Description of Business."

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

ITEM 2.  PROPERTY.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During fiscal year 2005 we submitted to our shareholders a vote on merging the company with a wholly owned subsidiary also named Radale Imports, Inc. The sole purpose of the merger is to change the domicile of the company from California to Nevada. The written consent to the merger was obtained from holders of a majority of the outstanding shares of our Common Stock. Then, an Information Statement was sent to the other shareholders advising of this action. We are now in the process of effecting the merger, which is a matter of filing merger papers with the Secretaries of State of Nevada and California. We anticipate that the merger will be effected by the end of August 2005.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                                 Dollar Value of
                   No. of                            Cash         Other Type of
  Date           Shares Sold     Purchasers     Consideration     Consideration
  ----           -----------     ----------     -------------    ---------------

 06-21-02          125,000     Thomas J. Kenan        0            5,000(1)
--------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $6,144, total assets of $6,144 and current liabilities of $984,623.

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

Need for Additional Financing
-----------------------------

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

Off-Balance Sheet Arrangements

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o        an obligation under a guarantee contract,
         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.


------------------------ ---------------------------------------------------------------
                                                   Payments Due-by Period
------------------------ ---------------------------------------------------------------
     Contractual                     Less Than                                More Than
     Obligations           Total      1 Year       1-3 Years     3-5 Years     5 Years
------------------------ --------- ------------- ------------- ------------- -----------
Long-Term Debt
Obligations                 None
------------------------ --------- ------------- ------------- ------------- -----------
Capital Lease
Obligations                 None
------------------------ --------- ------------- ------------- ------------- -----------
Operating Lease
Obligations                 None
------------------------ --------- ------------- ------------- ------------- -----------
Other Long-Term
Liabilities Reflected
on Our Balance Sheet
under GAAP                  None
------------------------ --------- ------------- ------------- ------------- -----------
Total                       None
------------------------ --------- ------------- ------------- ------------- -----------


ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm June 2, 2005        19
Report of Independent Registered Public Accounting Firm May 10, 2004        20
Balance Sheet March 31, 2005                                                21
Statements of Operations for the years ended March 31, 2005 and 2004 and for the period from August 18, 1995 (date of inception)
         through March 31, 2005                                             22
Statement of Stockholders' Deficiency for the period from August 18, 1995
         (date of inception) through March 31, 2005                         23
Statements of Cash Flows for the years ended March 31, 2005 and 2004 and for the period from August 18, 1995 (date of inception)
         through March 31, 2005                                             25
Notes to Financial Statements                                               26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Radale Imports, Inc.


We have audited the accompanying balance sheet of Radale Imports, Inc. (A Development Stage Company") as of March 31, 2005, and the related statements of operations, stockholders' deficiency and cash flows for the year ended March 31, 2005 and the cumulative amounts from August 18, 1995 (date of inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' deficiency, and cash flows from August 18, 1995 (date of inception) through March 31, 2004 were reported on by other auditors who expressed an unqualified opinion on May 10, 2004, with an explanatory paragraph discussing the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' deficiency and cash flows from inception of the development stage through March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is solely based on the reports of other auditors.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2005, and the results of its operations and cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                    /s/ PKF

June 2, 2005                                        PKF
San Diego, California                               Certified Public Accountants
                                                    A Professional Corporation

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
Radale Imports, Inc.


We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Radale Imports, Inc. (A Development Stage Company) for the year ended March 31, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Radale Imports, Inc. (A Development Stage Company) and its cash flows for the year ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying 2004 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses, has negative working capital and a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The 2004 financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP


San Diego, California
May 10, 2004

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                 MARCH 31, 2005


                                     ASSETS

Current assets - cash                                               $     6,144

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                     --
                                                                    -----------

           Total assets                                             $     6,144
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Borrowings under lines of credit                               $    32,328
     Accounts payable                                                    40,567
     Related party payables                                             911,728
                                                                    -----------

           Total liabilities                                            984,623
                                                                    -----------

Commitment

Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                            --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding               2,138
     Additional paid-in capital                                         168,853
     Deficit accumulated during the development stage                (1,149,470)
                                                                    -----------

           Total stockholders' deficiency                              (978,479)
                                                                    -----------

           Total liabilities and stockholders' deficiency           $     6,144
                                                                    ===========




See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
               THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2005


                                                                                Cumulative
                                                                                   from
                                                     2005           2004        Inception
                                                 -----------    -----------    -----------
Operating expenses:
    General and administrative                   $    36,692    $    21,387    $   757,664
    Depreciation and amortization                       --             --            7,698
                                                 -----------    -----------    -----------
       Totals                                         36,692         21,387        765,362
                                                 -----------    -----------    -----------

Loss from operations                                 (36,692)       (21,387)      (765,362)
                                                 -----------    -----------    -----------

Other (income) expense:
    Interest income                                     --             --          (50,836)
    Interest expense                                  85,496         75,062        434,944
                                                 -----------    -----------    -----------
       Totals                                         85,496         75,062        384,108
                                                 -----------    -----------    -----------

Net loss                                         $  (122,188)   $   (96,449)   $(1,149,470)
                                                 ===========    ===========    ===========

Net loss per common share - basic                $      (.06)   $      (.05)
                                                 ===========    ===========

Basic weighted average number of common shares     2,138,150      2,138,150
                                                 ===========    ===========




See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2005

                                                                               Deficit
                                                                              Accumulated
                                     Common Stock              Additional       During           Total
                              ----------------------------       Paid-In      Development    Stockholders'
                                 Shares          Amount          Capital        Stage         Deficiency
                              ------------    ------------    ------------   ------------    ------------
Common stock issued              1,575,000    $      1,575    $     28,425                   $     30,000

Net loss                                                                     $   (128,126)       (128,126)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 1996          1,575,000           1,575          28,425       (128,126)        (98,126)

Common stock issued
    for services                   325,027             325           5,866                          6,191

Common stock issued, net of
    related issuance costs          20,000              20          17,980                         18,000

Net loss                                                                          (84,233)        (84,233)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 1997          1,920,027           1,920          52,271       (212,359)       (158,168)

Common stock issued                 54,123              54          72,746                         72,800

Net loss                                                                         (118,395)       (118,395)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 1998          1,974,150           1,974         125,017       (330,754)       (203,763)

Common stock issued                 29,000              29          28,971                         29,000

Net loss                                                                          (70,572)        (70,572)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 1999          2,003,150           2,003         153,988       (401,326)       (245,335)

Net loss                                                                          (30,180)        (30,180)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2000          2,003,150           2,003         153,988       (431,506)       (275,515)

Common stock issued
    for services                    10,000              10           9,990                         10,000

Net loss                                                                         (316,324)       (316,324)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2001          2,013,150           2,013         163,978       (747,830)       (581,839)

Net loss                                                                         (100,323)       (100,323)
                              ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2002          2,013,150           2,013         163,978       (848,153)       (682,162)



See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
                       FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2005



                                                                            Deficit
                                                                          Accumulated
                                   Common Stock           Additional         During          Total
                          ----------------------------      Paid-In       Development    Stockholders'
                             Shares          Amount         Capital          Stage        Deficiency
                          ------------    ------------    ------------   ------------    ------------
Balance, March 31, 2002      2,013,150    $      2,013    $    163,978   $   (848,153)   $   (682,162)

Common stock issued
   for services                125,000             125           4,875                          5,000

Net loss                                                                      (82,680)        (82,680)
                          ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2003      2,138,150           2,138         168,853       (930,833)       (759,842)

Net loss                                                                      (96,449)        (96,449)
                          ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2004      2,138,150           2,138         168,853     (1,027,282)       (856,291)


Net loss                                                                     (122,188)       (122,188)
                          ------------    ------------    ------------   ------------    ------------

Balance, March 31, 2005      2,138,150    $      2,138     $   168,853   $ (1,149,470)   $   (978,479)
                          ============    ============    ============   ============    ============







See Notes to Financial Statements.



                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND
                         THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2005


                                                                                           Cumulative
                                                                                             from
                                                                2005           2004        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $  (122,188)   $   (96,449)   $(1,149,470)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for related party receivables
           including accrued interest                                                         227,286
        Depreciation and amortization                                                           7,698
        Common stock issued for services                                                       21,191
        Changes in operating assets and liabilities:
           Interest receivable from related parties                                           (50,836)
           Other assets                                                                        (1,105)
           Accounts payable                                      10,761            951         40,567
           Interest payable to related parties                   82,284         71,904        422,564
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (29,143)       (23,594)      (482,105)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party            35,500         23,500        489,164
     Net proceeds from (repayments on) lines of credit             (501)           (57)        32,327
     Proceeds from issuance of common stock                                                   149,800
                                                            -----------    -----------    -----------
                Net cash provided by financing activities        34,999         23,443        671,291
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                   5,856           (151)         6,144

Cash, beginning of period                                           288            439           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $     6,144    $       288    $     6,144
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow data:
     Interest paid                                          $     3,055    $     3,158    $     9,168
                                                            ===========    ===========    ===========





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

        Property and equipment:
         Property and equipment is stated at cost, net of accumulated depreciation of $7,698. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from five to seven years. All property and equipment has been fully depreciated.

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

         Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2005 or 2004.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS





Note 2 - Basis of presentation:
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2005, the Company has an accumulated deficit of $1,149,470 and a stockholders' and working capital deficiency of $978,479. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


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

         During the fiscal year 2005, no common stock was issued.


Note 4 - Related party receivables, net:
         Related party receivables of $227,286 as of March 31, 2005 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. The debtors pledged their stock to the principal stockholder as consideration for the guarantee. Currently, the Company has not commenced collection of the receivables. The total receivables including accrued interest were fully reserved through a provision charged to operations in the year ended March 31, 2001. Because of the uncertainty about the collectibility of the receivables, no interest income has been accrued since that date.


Note 5 - Related party payables:
         Related party payables as of March 31, 2005 totaled $911,728, which includes notes payable of $489,164 and accrued interest of $422,564. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Income taxes:
         At March 31, 2005, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $920,000 for Federal income tax purposes. The Federal net operating loss carryforwards begin to expire in 2011. California net operating losses of approximately $651,000 expire in various years beginning in 2004. The difference between the Federal and California tax loss carryforwards is primarily related to the fact that California loss carryforwards were limited and that state income taxes are not deductible for state purposes. In addition, California temporarily suspended the use of loss carryforwards in 2002 and 2003. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

         Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2005 are as follows:

          Net operating loss carryforwards                            $ 353,000
          Allowance for doubtful accounts                                91,000
                                                                      ---------
                                                                        444,000

          Valuation allowance                                          (444,000)
                                                                      ---------

              Total                                                   $    --
                                                                      =========

         A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

         The expected income tax benefit, computed based on the Company's pre-tax losses in 2005 and 2004, to the statutory income tax rate is reconciled to the actual tax provision as follows:


                                                             2005        2004
                                                           --------    --------

          Expected tax benefit at statutory Federal rate   $ 42,000    $ 33,000
          State benefit                                       4,000       3,000
                                                           --------    --------
                                                             46,000      36,000
          Decrease resulting from change in valuation
             allowance                                      (46,000)    (36,000)
                                                           --------    --------

                 Totals                                    $   --      $   --
                                                           ========    ========

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Related Party Transaction:
         The Company maintains a mailing address which is the office address of the Company's chief executive officer. Other than this mailing address, the Company does not maintain any other office facilities. The Company does not pay rent or other fees for the use of this mailing address.

Note 8 - Subsequent Event:

         Effective March 16, 2005, the Company entered into a Plan of Merger with a Nevada corporation also named Radale Imports, Inc. (Radale Nevada). Radale Nevada is a wholly owned subsidiary of the Company. Upon the conclusion of the merger, Radale Nevada will be the surviving entity, the Company's domicile will be changed from California to Nevada, and all outstanding shares of Radale common stock will convert into an identical number of shares of common stock of Radale Nevada. Radale Nevada has no assets and no liabilities. Radale Nevada had no activity prior to this report. The purpose of the merger is to redomesticate the Company as a Nevada corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 1, 2004 J.H. Cohn LLP resigned as Radale Imports, Inc.'s principal independent registered public accounting firm.

         J.H. Cohn LLP's reports for the years ended March 31, 2004 and 2003 included explanatory paragraphs regarding Radale Imports, Inc.'s ability to continue as a going concern. Such reports did not contain an adverse opinion or a disclaimer of opinion nor were they modified as to uncertainty, audit scope or accounting principles.

         In connection with Radale Imports, Inc.'s two most recent fiscal years and subsequent interim period ending December 1, 2004 preceding the resignation there have been no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On February 15, 2005, the board of directors of Radale Imports, Inc. ("Radale") engaged PKF, Certified Public Accountants, a professional corporation, of San Diego, California as Radale's principal independent registered public accountants to audit its financial statements. Radale did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A list of the current officers and directors appears below.

                                                        Position Held    Term of
      Person               Office                       Since            Office
      ------               ------                       -----            ------

Lee D. Dodson, 67   CEO, CFO and Director               1995             2006

Ken Swanson, 61     President, Secretary and Director   1997             2006

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

Biographical Information

         Lee D. Dodson. Mr. Dodson has been employed since 1979 as the president of LEDO Energy Corporation and since 1972 as the president of its affiliated company, LEDO Financial Corporation, both of which companies have principal offices in Rancho Santa Fe, California and are in the energy business. He has simultaneously served as the chief executive officer and chief financial officer of Radale Imports since August 1995 to the present.

         Ken Swanson. Mr. Swanson was employed from 1993 to 1996 as president of Oilguard Company of Vista, California. He has served as vice president of Analytic Systems Laboratory of Merrillville, Indiana from 1997 to the present; as president of Radale Imports, Inc. from 1997 to the present; as marketing director of MTM Industries of Oceanside, California from 1999 to the present; and as a manufacturer's representative of Chloride Power of Lake Forrest, Illinois from February 2001 to the present.

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

         It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event the company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders' fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

         The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

         While all of the companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company that is formed without a specified business as its purpose. A "blind pool" company is a company that has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Our company was not formed either as a "blank check" or a "blind pool" company. It was formed to be an operating company in the import-and-export of parts made in India for automobiles and other vehicles. It did not succeed in that business due to the death of the sole officer of our company that had the necessary contacts in India.

         New SEC regulations expected to take effect in November 2005 will impose additional burdens on shell companies that are parties to reverse mergers. Such companies will be required to file with the SEC, within four business days of executing a reverse merger contract, the audited and interim financial statements of the company to be acquired and the other information about such company that would be required to be in a Form 10 or 10-SB. At present the filing of such financial information can be delayed until 60 days after the reverse merger is actually effected, and the other information that would be in a Form 10 or 10-SB is not explicitly required in the Form 8-K that is filed to report the transaction. These new filing requirements are expected to inhibit or even prevent the accomplishment of most proposed reverse mergers.

Conflicts of Interest
---------------------

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

         No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

         o        bankruptcy,

         o criminal proceedings (excluding traffic violations and other minor offenses), or

         o proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         o Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act.

         Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                                 No. of Failures
                                          No. of Transactions       to File a
         Name     No. of Late Reports     Not Timely Reported    Required Report
         ----     -------------------     -------------------    ---------------

         None           None                    None                  None


Audit Committee and Audit Committee Financial Expert

         Our directors serve as our audit committee. There is no financial expert serving on the audit committee. We have no financial expert serving on the audit committee, because we have no assets of substantial value and have no ongoing business activities.

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for the fiscal year ended March 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

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

         Stock Options.
         --------------

         During the last three fiscal years, the officers and directors of Radale have received no Stock Options and no stock options are outstanding.

         Employment Contracts.
         ---------------------

         We have no employment contracts.

         Directors of the company receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of July 12, 2005 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Radale individually and as a group, and by each owner of more than five percent of the common stock.


---------------------------------- ------------------------ --------------------
                                                                  Percent of
                                                                 Outstanding
Person                                  No. of Shares               Shares
---------------------------------- ------------------------ --------------------
Lee D. Dodson
429 Santa Dominga
Solana Beach, CA 92075                     650,000                  30.4%
---------------------------------- ------------------------ --------------------
Ken Swanson
P.O. Box 2822
Rancho Santa Fe, CA 92067                  123,400                    5.8%
---------------------------------- ------------------------ --------------------
Gary E. Bryant (2)
16 Carmel Woods
Laguna Niguel, CA 99267                    445,300                  20.8%
---------------------------------- ------------------------ --------------------
Mayuri Pujara
4325 Larson Lane
Carlsbad, CA 92008                         463,000                  21.7%
---------------------------------- ------------------------ --------------------
Thomas J. Kenan (1)
212 N.W. 18th Street
Oklahoma City, OK 73103                    250,000                  11.7%
---------------------------------- ------------------------ --------------------
Officers and Directors
As a Group (2 persons)                     773,400                  36.2%
---------------------------------- ------------------------ --------------------


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

Changes in Control
------------------

         There are no arrangements which may result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2005, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

         The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company's chief executive officer and a director. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson.

         Also since inception, the company has borrowed money from related parties. As of March 31, 2005, the company owed $911,728 to various shareholders, which amount includes accrued interest of $422,564. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent and are currently in default.

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

ITEM 13. EXHIBITS.

         The following exhibits are filed, some by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number            Description of Exhibit
------            ----------------------

2 Plan of Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)

3 Amended and Restated Articles of Incorporation of Radale Imports, Inc., a California corporation*

3.1               Bylaws of Radale Imports, Inc., a California corporation*

3.2 Articles of Incorporation of Radale Imports, Inc., a Nevada corporation

3.3               Bylaws of Radale Imports, Inc., a Nevada corporation

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

         **Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

         ***Previously filed with Form 8-K Current Report December 1, 2004 Commission file number 000-49708; incorporated herein.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. Our principal independent accountants billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

                  Fiscal Year ended March 31, 2005            $22,066
                  Fiscal Year ended March 31, 2004            $24,000

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  July 14, 2005             RADALE IMPORTS, INC.



                                  By  /s/ Lee D. Dodson
                                     -------------------------------------------
                                     Lee D. Dodson, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  July 14, 2005              /s/ Lee D. Dodson
                                  ----------------------------------------------
                                  Lee D. Dodson, Chief Financial Officer
                                  and Director




DATED:  July 14, 2005              /s/ Ken Swanson
                                  ----------------------------------------------
                                  Ken Swanson, President, Secretary and Director

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708

                                INDEX TO EXHIBITS

                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005


         The following exhibits are filed, some by incorporation by reference, as part of this Form 10-KSB:

Exhibit
Number            Description of Exhibit

2 Plan of Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)

3 Amended and Restated Articles of Incorporation of Radale Imports, Inc., a California corporation*

3.1               Bylaws of Radale Imports, Inc., a California corporation*

3.2 Articles of Incorporation of Radale Imports, Inc., a Nevada corporation

3.3               Bylaws of Radale Imports, Inc., a Nevada corporation

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