Form 10QSB
period 2005-06-30
RADALE IMPORTS INC
filed 2005-08-19
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                                  858-756-3011
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 18, 2005, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          8

Item 3.  Controls and Procedures                                            9

PART II - OTHER INFORMATION                                                 9

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            PAGE
                                                                            ----

CONDENSED BALANCE SHEETS
     JUNE 30, 2005 (UNAUDITED) AND MARCH 31, 2005                              4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS
     JUNE 30, 2005 AND 2004 AND PERIOD FROM AUGUST 18, 1995
     (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED)                     5

CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS
     ENDED JUNE 30, 2005 AND 2004 AND PERIOD FROM
     AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
     JUNE 30, 2005(UNAUDITED)                                                  6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                            7-8


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)



                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2005 (UNAUDITED) AND MARCH 31, 2005


                                                                June 30,      March 31,
                                    ASSETS                        2005           2005
                                                              -----------    -----------
                                                              (Unaudited)
Current assets - cash                                         $      --      $     6,144

Related party receivables, net of reserve
     for doubtful accounts of $227,286                               --             --
                                                              -----------    -----------

           Total assets                                       $      --      $     6,144
                                                              ===========    ===========


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft                                           $       751    $      --
     Accounts payable                                              46,419         40,567
     Borrowings under line of credit                               32,205         32,328
     Related party payables                                       927,611        911,728
                                                              -----------    -----------
           Total liabilities                                    1,006,986        984,623
                                                              -----------    -----------


Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                      --             --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding         2,138          2,138
     Additional paid-in capital                                   168,853        168,853
     Deficit accumulated during the development stage          (1,177,977)    (1,149,470)
                                                              -----------    -----------
           Total stockholders' deficiency                      (1,006,986)      (978,479)
                                                              -----------    -----------

           Total liabilities and stockholders' deficiency     $      --      $     6,144
                                                              ===========    ===========




See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
               AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2005
                                   (Unaudited)


                                          Three Months Ended
                                               June  30,            Cumulative
                                      --------------------------       from
                                          2005           2004        Inception
                                      -----------    -----------    -----------

Operating expenses:
    General and administrative        $    12,774    $     2,287    $   770,438
    Depreciation and amortization                                         7,698
                                      -----------    -----------    -----------
       Totals                              12,774          2,287        778,136
                                      -----------    -----------    -----------

Loss from operations                      (12,774)        (2,287)      (778,136)
                                      -----------    -----------    -----------

Other (income) expense:
    Interest income                                                     (50,836)
    Interest expense                       15,733         20,096        450,677
                                      -----------    -----------    -----------
       Totals                              15,733         20,096        399,841
                                      -----------    -----------    -----------

Net loss                              $   (28,507)   $   (22,383)   $(1,177,977)
                                      ===========    ===========    ===========

Net loss per common share - basic     $      (.01)   $      (.01)
                                      ===========    ===========

Basic weighted average number of
    common shares                       2,138,150      2,138,150
                                      ===========    ===========


See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2005
                                   (Unaudited)

                                                                                          Cumulative
                                                                                             from
                                                                2005           2004        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $   (28,507)   $   (22,383)   $(1,177,977)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for uncollectible related party
           receivables including accrued interest                                             227,286
        Depreciation and amortization                                                           7,698
        Common stock issued for services                                                       21,191
        Changes in operating assets and liabilities:
           Other assets                                                                        (1,105)
           Accounts payable                                       5,852          1,327         46,419
           Interest receivable from related parties                                           (50,836)
           Interest payable to related parties                   12,561         19,330        435,125
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (10,094)        (1,726)      (492,199)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party             3,322          2,000        492,486
     Net proceeds from (payment on) line of credit                 (123)             8         32,205
     Proceeds from issuance of common stock                                                   149,800
     Cash overdraft                                                 751           --              751
                                                            -----------    -----------    -----------
                Net cash provided by financing activities         3,950          2,008        675,242
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                  (6,144)           282           --

Cash, beginning of period                                         6,144            288           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $      --      $       570    $      --
                                                            ===========    ===========    ===========



See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:

          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2005 Annual Report on Form 10-KSB.


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

          Earnings (loss) per share:

               The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months ended June 30, 2005 and 2004.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




Note 3 - Basis of presentation:

               The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2005, the Company has an accumulated deficit of $1,177,977, and a stockholders' and working capital deficiency of $1,006,986. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related party receivables, net:

               Related party receivables of $227,286 as of June 30, 2005 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2005 and 2004. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related party payables:

               Related party payables as of June 30, 2005 totaled $927,611, which includes notes payable of $492,486 and accrued interest of $435,125. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         As part of this plan, we are reincorporating in Nevada in order to facilitate such acquisitions. California law, under which we are incorporated and are governed, requires shareholder approval of this transaction. Such approval has been obtained. The merger documents have been filed in Nevada and are being filed in California. Upon the California filing, the merger will be effective.

         We  are  a  development  stage  Company  and,  since  inception,   have
experienced significant liquidity problems. We have no capital resources and a stockholders' deficiency. We have no assets and liabilities of $1,006,986.

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

Item 3.           Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number            Description of Exhibit
------            ----------------------

2 Plan of Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)+

3                 Amended and Restated Articles of Incorporation*

3.1               Bylaws*

3.2 Articles of Incorporation of Radale Imports, Inc., a Nevada corporation+

3.3               Bylaws of Radale Imports, Inc., a Nevada corporation+

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

         **Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

         ***Previously filed with Form 8-K Current Report December 1, 2004 Commission file number 000-49708; incorporated herein.

         +Previously filed with Form 10-KSB FYE 03-31-05 Commission file number 000-49708; incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 19, 2005                               Radale Imports, Inc.



                                       By  /s/ Lee D. Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer