Form 10QSB
period 2005-09-30
RADALE IMPORTS INC
filed 2005-11-21
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 2005, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          9

Item 3.  Controls and Procedures                                            10

PART II - OTHER INFORMATION                                                 10

Item 1.  Legal Proceedings                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            PAGE
                                                                            ----

CONDENSED BALANCE SHEETS
     SEPTEMBER 30, 2005 (UNAUDITED) AND MARCH 31, 2005                         4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS
     SEPTEMBER 30, 2005 AND 2004 AND PERIOD FROM AUGUST 18, 1995
     (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (UNAUDITED)                5

CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS
     ENDED SEPTEMBER 30, 2005 AND 2004 AND PERIOD FROM
     AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
     SEPTEMBER 30, 2005(UNAUDITED)                                             6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                            7-8


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                            CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 2005 (UNAUDITED) AND MARCH 31, 2005


                                                               September 30,      March 31,
                                                                    2005             2005
                                                               -------------    -------------
                                                                (Unaudited)
                                     ASSETS
                                     ------
Current assets - cash                                          $       1,176    $       6,144

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                  --               --
                                                               -------------    -------------
           Total assets                                        $       1,176    $       6,144
                                                               =============    =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Accounts payable                                          $      37,700    $      40,567
     Borrowings under line of credit                                  32,101           32,328
     Related party payables                                          987,479          911,728
                                                               -------------    -------------
           Total liabilities                                       1,057,280          984,623
                                                               -------------    -------------

Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                         --               --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding            2,138            2,138
     Additional paid-in capital                                      168,853          168,853
     Deficit accumulated during the development stage             (1,227,095)      (1,149,470)
                                                               -------------    -------------
           Total stockholders' deficiency                         (1,056,104)        (978,479)
                                                               -------------    -------------

           Total liabilities and stockholders' deficiency      $       1,176    $       6,144
                                                               =============    =============












See Notes to Unaudited Condensed Financial Statements.


                       CONDENSED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED SEPTMBER 30, 2005 AND 2004
               AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)



                                       Three Months Ended            Six Months Ended           Cumulative
                                         September 30,                 September 30,              from
                                      2005           2004           2005           2004         Inception
                                   -----------    -----------    -----------    -----------    -----------
Operating Expenses:
     General & administrative      $    15,358    $    18,665    $    28,132    $    20,952    $   785,796
     Depreciation & amortization                                                                     7,698
                                   -----------    -----------    -----------    -----------    -----------

             Totals                     15,358         18,665         28,132         20,952        793,494
                                   -----------    -----------    -----------    -----------    -----------

Loss from Operations                   (15,358)       (18,665)       (28,132)       (20,952)      (793,494)
                                   -----------    -----------    -----------    -----------    -----------

Other (Income) Expense:
     Interest Income                                                                               (50,836)
     Interest Expense                   33,760         21,222         49,493         41,318        484,437
                                   -----------    -----------    -----------    -----------    -----------

             Totals                     33,760         21,222         49,493         41,318        433,601
                                   -----------    -----------    -----------    -----------    -----------

Net Loss                           $   (49,118)   $   (39,887)   $   (77,625)   $   (62,270)   $(1,227,095)
                                   ===========    ===========    ===========    ===========    ===========

Net Loss per common share-basic
     and diluted                   $      (.02)   $      (.02)   $      (.04)   $      (.03)

Basic weighted average number
     of common shares                2,138,150      2,138,150      2,138,150      2,138,150













See Notes to Unaudited Condensed Financial Statements.


                       CONDENSED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                           Cumulative
                                                                                             from
                                                               2005           2004         Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $   (77,625)   $   (62,270)   $(1,227,095)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for uncollectible related party
           receivables including accrued interest                                             227,286
        Depreciation and amortization                                                           7,698
        Common stock issued for services                                                       21,191
        Changes in operating assets and liabilities:
           Other assets                                                                        (1,105)
           Accounts payable                                      (2,867)         2,134         37,700
           Interest receivable from related parties                                           (50,836)
           Interest payable to related parties                   45,430         39,771        467,994
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (35,062)       (20,365)      (517,167)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party            30,322         20,838        519,485
     Net proceeds from (payment on) line of credit                 (228)           (73)        32,101
     Proceeds from issuance of common stock                                                   149,800
     Cash overdraft                                                               --
                                                            -----------    -----------    -----------
                Net cash provided by financing activities        30,094         20,765        701,386
                                                            -----------    -----------    -----------

Net (decrease) increase in cash                                  (4,968)           400          1,176

Cash, beginning of period                                         6,144            288           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $     1,176    $       688    $     1,176
                                                            ===========    ===========    ===========








See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
         The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2005 Annual Report on Form 10-KSB.

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

         Earnings (loss) per share:
                  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

                  Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three and six months ended September 30, 2005 and 2004.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Note 3 - Basis of presentation:
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2005, the Company has an accumulated deficit of $1,227,095, and a stockholders' and working capital deficiency of $1,056,104. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
         Related party receivables of $227,286 as of September 30, 2005 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The Company's principal stockholder has guaranteed the repayment of the principal and all accrued interest. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and six-month periods ended September 30, 2005 and 2004. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
         Related party payables as of September 30, 2005 totaled $987,479, which includes notes payable of $519,485 and accrued interest of $467,994. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         We are a development stage Company and, since inception, have experienced significant liquidity problems. We have no capital resources and a stockholders' deficiency. We have total assets of $1,176 and liabilities of $1,057,280.

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

Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Date:  November 21, 2005                Radale Imports, Inc.



                                        By /s/ Lee D. Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer