Form 10QSB
period 2005-12-31
RADALE IMPORTS INC
filed 2006-02-21
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

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

As of February 21, 2006, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                PAGE
                                                                            ----
CONDENSED BALANCE SHEETS
     DECEMBER 31, 2005 (UNAUDITED) AND MARCH 31, 2005                          4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS
     AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
     AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
     THROUGH DECEMBER 31, 2005 (UNAUDITED)                                     5

CONDENSED STATEMENTS OF CASH FLOWS NINE MONTHS
     ENDED DECEMBER 31, 2005 AND 2004 AND PERIOD FROM
     AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 2005 (UNAUDITED)                                             6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                            7-8


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                DECEMBER 31, 2005 (Unaudited) AND MARCH 31, 2005


                                                               December 31,      March 31,
                                     ASSETS                        2005            2005
                                     ------                    ------------    ------------
                                                               (Unaudited)
Current assets - cash                                          $        371    $      6,144

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                 --              --
                                                               ------------    ------------

           Total assets                                        $        371    $      6,144
                                                               ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Accounts payable                                          $     38,137    $     40,567
     Borrowings under line of credit                                 32,005          32,328
     Related party payables                                       1,018,236         911,728
                                                               ------------    ------------
           Total liabilities                                      1,088,378         984,623
                                                               ------------    ------------

Commitment

Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                        --              --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding           2,138           2,138
     Additional paid-in capital                                     168,853         168,853
     Deficit accumulated during the development stage            (1,258,998)     (1,149,470)
                                                               ------------    ------------
           Total stockholders' deficiency                        (1,088,007)       (978,479)
                                                               ------------    ------------

           Total liabilities and stockholders' deficiency      $        371    $      6,144
                                                               ============    ============














             See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
               AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005
                                   (Unaudited)


                                        Three Months Ended            Nine Months Ended
                                           December 31,                  December 31,           Cumulative
                                    --------------------------    --------------------------       from
                                        2005           2004           2005           2004        Inception
                                    -----------    -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative      $     6,722    $     4,653    $    34,854    $    25,603    $   792,518
    Depreciation and amortization                                                                     7,698
                                    -----------    -----------    -----------    -----------    -----------
       Totals                             6,722          4,653         34,854         25,603        800,216
                                    -----------    -----------    -----------    -----------    -----------

Loss from operations                     (6,722)        (4,653)       (34,854)       (25,603)      (800,216)
                                    -----------    -----------    -----------    -----------    -----------

Other (income) expense:
    Interest income                                                                                 (50,836)
    Interest expense                     25,181         21,795         74,674         63,113        509,618
                                    -----------    -----------    -----------    -----------    -----------
       Totals                            25,181         21,795         74,674         63,113        458,782
                                    -----------    -----------    -----------    -----------    -----------

Net loss                            $   (31,903)   $   (26,448)   $  (109,528)   $   (88,716)   $(1,258,998)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share - basic   $      (.01)   $      (.01)   $      (.05)   $      (.04)
                                    ===========    ===========    ===========    ===========

Basic weighted average number of
    common shares                     2,138,150      2,138,150      2,138,150      2,138,150
                                    ===========    ===========    ===========    ===========


















             See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005
                                   (Unaudited)

                                                                                          Cumulative
                                                                                             from
                                                                2005           2004        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $  (109,528)   $   (88,716)   $(1,258,998)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for uncollectible related party
           receivables including accrued interest                                            227,286
        Depreciation and amortization                                                          7,698
        Common stock issued for services                                                      21,191
        Changes in operating assets and liabilities:
           Other assets                                                                       (1,105)
           Accounts payable                                      (2,431)         1,935         38,136
           Interest receivable from related parties                                           (50,836)
           Interest payable to related parties                   69,687         60,927        492,251
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (42,272)       (25,854)      (524,377)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party            36,822         27,338        525,986
     Net proceeds from (payment on) line of credit                 (323)          (369)        32,005
     Proceeds from issuance of common stock                                                   149,800
                                                            -----------    -----------    -----------

                Net cash provided by financing activities        36,499         26,969        707,791
                                                            -----------    -----------    -----------

Net (decrease) increase in cash                                  (5,773)         1,115            371

Cash, beginning of period                                         6,144            288           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $       371    $     1,403    $       371
                                                            ===========    ===========    ===========












             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Note 1 - Unaudited interim financial statements:
              The  accompanying  unaudited  condensed  financial  statements  of
              Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2005 Annual Report on Form 10-KSB.


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

              Earnings (loss) per share:
                     The  Company   follows  the   provisions  of  Statement  of
                     Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

                     Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three and nine months ended December 31, 2005 and 2004.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Note 3 - Basis of presentation:
              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2005, the Company has an accumulated deficit of $1,258,998, and a stockholders' and working capital deficiency of $1,088,007. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related party receivables, net:
              Related party receivables of $227,286 as of December 31, 2005 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and nine month periods ended December 31, 2005 and 2004. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related party payables:
              Related party payables as of December 31, 2005 totaled $1,018,236, which includes notes payable of $525,986 and accrued interest of $492,250. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for period ended December 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         We are a development stage Company and, since inception, have experienced significant liquidity problems. We have no capital resources and a stockholders' deficiency. We have total assets of $371 and liabilities of $1,088,378.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Date:  February 21, 2006
                                        Radale Imports, Inc.



                                        By /s/ Lee D. Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer