Form 10KSB
period 2006-03-31
RADALE IMPORTS INC
filed 2006-06-28
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)
                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                                 (858) 756-3011
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0, as the stock does not trade.

As of May 25, 2006, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business............................................   1
         Business Development...............................................   1
         Business of the Company............................................   1
         Investigation and Selection of Business Opportunities..............   3
         Form of Acquisition................................................   6
         Investment Company Act and Other Regulation........................   7
         Competition........................................................   8
         No Rights of Dissenting Shareholders...............................   8
         No Target Candidates for Acquisition...............................   9
         Administrative Offices.............................................   9
         Employees..........................................................   9
         Risk Factors.......................................................   9

Item 2   Property...........................................................  15

Item 3   Legal Proceedings..................................................  15

Item 4   Submission of Matters to a Vote of Security Holders................  15

Item 5   Market for Common Equity and Related Stockholder Matters...........  15

Item 6   Management's Discussion and Analysis or Plan of Operation..........  16
         Plan of Operation for the Next Twelve Months.......................  16
         Off-Balance Sheet Arrangements.....................................  17
         Contractual obligations............................................  17

Item 7   Financial Statements...............................................  18

Item 8   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................  30

Item 8A  Controls and Procedures............................................  30

Item 8B  Other Information..................................................  30

Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  30
         Compliance with Section 16(a) of the Exchange Act..................  34
         Audit Committee and Audit Committee Financial Expert...............  34
         Code of Ethics.....................................................  34

Item 10  Executive Compensation.............................................  35
             Stock Options..................................................  35
             Employment Contracts...........................................  35

Item 11  Security Ownership of Certain Beneficial Owners
             and Management.................................................  35

Item 12  Certain Relationships and Related Transactions.....................  36

Item 13  Exhibits...........................................................  37

Item 14  Principal Accountant Fees and Services.............................  38

Signatures..................................................................  40

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During fiscal year 2005 we submitted to our shareholders a vote on merging the company with a wholly owned subsidiary also named Radale Imports, Inc. The sole purpose of the merger is to change the domicile of the company from California to Nevada. The written consent to the merger was obtained from holders of a majority of the outstanding shares of our Common Stock. Then, an Information Statement was sent to the other shareholders advising of this action. We are now in the process of effecting the merger, which is a matter of filing merger papers with the Secretaries of State of Nevada and California. We anticipate that the merger will be effected by the end of September 2006.

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

         Recent Sales of Unregistered Securities. There have been no securities sold by the registrant within the past three years.

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have current assets in the form of cash of only $28, total assets of $28 and current liabilities of $1,122,566.

         We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity, which we may eventually acquire.

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

------------------------- ------------------------------------------------------
                                         Payments Due-by Period
------------------------- ------------------------------------------------------
     Contractual                   Less Than                           More Than
     Obligations           Total    1 Year     1-3 Years   3-5 Years    5 Years
------------------------- ------- ----------- ----------- ----------- ----------
Long-Term Debt
Obligations                None
------------------------- ------- ----------- ----------- ----------- ----------
Capital Lease
Obligations                None
------------------------- ------- ----------- ----------- ----------- ----------
Operating Lease
Obligations                None
------------------------- ------- ----------- ----------- ----------- ----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                       None
------------------------- ------- ----------- ----------- ----------- ----------
Total                      None
------------------------- ------- ----------- ----------- ----------- ----------

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm May 25, 2006        19
Balance Sheet March 31, 2006                                                21
Statements of Operations for the years ended March 31, 2006 and 2005 and for the period from August 18, 1995 (date of inception)
    through March 31, 2006                                                  22
Statement of Stockholders' Deficiency for the period from August 18, 1995
    (date of inception) through March 31, 2006                              23
Statements of Cash Flows for the years ended March 31, 2006 and 2005 and for the period from August 18, 1995 (date of inception)
    through March 31, 2006                                                  25
Notes to Financial Statements                                               26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Radale Imports, Inc.


We have audited the accompanying balance sheet of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2006, and the related statements of operations, stockholders' deficiency and cash flows for the year's ended March 31, 2006 and 2005, and the cumulative amounts from August 18, 1995 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' deficiency, and cash flows from August 18, 1995 (date of inception) through March 31, 2004 were reported on by other auditors who expressed an unqualified opinion on May 10, 2004, with an explanatory paragraph discussing the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' deficiency and cash flows from inception of the development stage through March 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2004, is solely based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2006, and 2005, and the results of its operations and cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ PKF

May 25, 2006                                 PKF
San Diego, California                        Certified Public Accountants
                                             A Professional Corporation

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                 MARCH 31, 2006



                                     ASSETS
                                     ------

Current assets - cash                                               $        28

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                     --
                                                                    -----------

           Total assets                                             $        28
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Borrowings under lines of credit                               $    31,556
     Accounts payable                                                    41,204
     Related party payables                                           1,049,806
                                                                    -----------

           Total liabilities                                          1,122,566
                                                                    -----------

Commitment

Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                            --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding               2,138
     Additional paid-in capital                                         168,853
     Deficit accumulated during the development stage                (1,293,529)
                                                                    -----------

           Total stockholders' deficiency                            (1,122,538)
                                                                    -----------

           Total liabilities and stockholders' deficiency           $        28
                                                                    ===========




See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
               THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2006


                                                                                Cumulative
                                                                                  from
                                                     2006           2005        Inception
                                                 -----------    -----------    -----------
Operating expenses:
    General and administrative                   $    44,178    $    36,692    $   801,842
    Depreciation and amortization                       --             --            7,698
                                                 -----------    -----------    -----------
       Totals                                         44,178         36,692        809,540
                                                 -----------    -----------    -----------

Loss from operations                                 (44,178)       (36,692)      (809,540)
                                                 -----------    -----------    -----------

Other (income) expense:
    Interest income                                     --             --          (50,836)
    Interest expense                                  99,881         85,496        534,825
                                                 -----------    -----------    -----------
       Totals                                         99,881         85,496        483,989
                                                 -----------    -----------    -----------

Net loss                                         $  (144,059)   $  (122,188)   $(1,293,529)
                                                 ===========    ===========    ===========

Net loss per common share - basic                $      (.07)   $      (.06)
                                                 ===========    ===========

Basic weighted average number of common shares     2,138,150      2,138,150
                                                 ===========    ===========





See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                                   Deficit
                                                                                 Accumulated
                                        Common Stock              Additional      During the         Total
                              ------------------------------       Paid-In       Development     Stockholders'
                                  Shares           Amount          Capital          Stage          Deficiency
                              -------------    -------------    -------------   -------------    -------------
Common stock issued               1,575,000    $       1,575    $      28,425                    $      30,000

Net loss                                                                        $    (128,126)        (128,126)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 1996           1,575,000            1,575           28,425        (128,126)         (98,126)

Common stock issued
    for services                    325,027              325            5,866                            6,191

Common stock issued, net of
    related issuance costs           20,000               20           17,980                           18,000

Net loss                                                                              (84,233)         (84,233)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 1997           1,920,027            1,920           52,271        (212,359)        (158,168)

Common stock issued                  54,123               54           72,746                           72,800

Net loss                                                                             (118,395)        (118,395)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 1998           1,974,150            1,974          125,017        (330,754)        (203,763)

Common stock issued                  29,000               29           28,971                           29,000

Net loss                                                                              (70,572)         (70,572)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 1999           2,003,150            2,003          153,988        (401,326)        (245,335)

Net loss                                                                              (30,180)         (30,180)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2000           2,003,150            2,003          153,988        (431,506)        (275,515)

Common stock issued
    for services                     10,000               10            9,990                           10,000

Net loss                                                                             (316,324)        (316,324)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2001           2,013,150            2,013          163,978        (747,830)        (581,839)

Net loss                                                                             (100,323)        (100,323)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2002           2,013,150            2,013          163,978        (848,153)        (682,162)



See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
                       FOR THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2006


                                                                                   Deficit
                                                                                 Accumulated
                                        Common Stock              Additional      During the         Total
                              ------------------------------       Paid-In       Development     Stockholders'
                                  Shares           Amount          Capital          Stage          Deficiency
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2002           2,013,150    $       2,013    $     163,978   $    (848,153)   $    (682,162)

Common stock issued
   for services                     125,000              125            4,875                            5,000

Net loss                                                                              (82,680)         (82,680)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2003           2,138,150            2,138          168,853        (930,833)        (759,842)

Net loss                                                                              (96,449)         (96,449)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2004           2,138,150            2,138          168,853      (1,027,282)        (856,291)

Net loss                                                                             (122,188)        (122,188)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2005           2,138,150            2,138          168,853      (1,149,470)        (978,479)


Net loss                                                                             (144,059)        (144,059)
                              -------------    -------------    -------------   -------------    -------------

Balance, March 31, 2006           2,138,150    $       2,138    $     168,853   $  (1,293,529)   $  (1,122,538)
                              =============    =============    =============   =============    =============






See Notes to Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND
                         THE PERIOD FROM AUGUST 18, 1995
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2006


                                                                                          Cumulative
                                                                                             from
                                                                2006           2005        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $  (144,059)   $  (122,188)   $(1,293,529)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for related party receivables
           including accrued interest                                                         227,286
        Depreciation and amortization                                                           7,698
        Common stock issued for services                                                       21,191
        Changes in operating assets and liabilities:
           Interest receivable from related parties                                           (50,836)
           Other assets                                                                        (1,105)
           Accounts payable                                         637         10,761         41,204
           Interest payable to related parties                   94,257         82,284        516,821
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (49,165)       (29,143)      (531,270)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party            43,822         35,500        532,986
     Net proceeds from (repayments on) lines of credit             (773)          (501)        31,555
     Proceeds from issuance of common stock                                                   149,800
                                                            -----------    -----------    -----------
                Net cash provided by financing activities        43,049         34,999        714,341
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                  (6,116)         5,856             28

Cash, beginning of period                                         6,144            288           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $        28    $     6,144    $        28
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow data:
     Interest paid                                          $     3,650    $     3,055    $    12,818
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

                  Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2006 or 2005.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 2 - Basis of presentation:
                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2006, the Company has an accumulated deficit of $1,293,529 and a stockholders' and working capital deficiency of $1,122,538. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


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

                  During the fiscal year 2002, no common stock was issued.

                  During the fiscal year 2003, 125,000 shares of common stock were issued for services at $0.04 per share.

                  During the fiscal years 2004 through 2006, no common stock was issued.

Note 4 - Lines of Credit
                  The Company has two lines of credit with two separate institutions. The first line of credit has a balance owing of $11,500 at March 31, 2006 and $12,300 at March 31, 2005,
                  bearing interest at 12.75%. This line of credit was closed prior to 2004. The second line of credit has a balance owing of $20,000 at each of the fiscal year's ended March 31, 2006 and March 31, 2005. The line has a total available line of credit of $20,000 and bears interest at 9%.


Note 5 - Related party receivables, net:
                  Related party receivables of $227,286 as of March 31, 2006 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. The debtors pledged their stock to the principal stockholder as consideration for the guarantee. Currently, the Company has not commenced collection of the receivables. The total receivables including accrued interest were fully reserved through a provision charged to operations in the year ended March 31, 2001. Because of the uncertainty about the collectibility of the receivables, no interest income has been accrued since that date.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Related party payables:
                  Related   party   payables  as  of  March  31,  2006   totaled
                  $1,049,806,  which  includes  notes  payable of  $532,986  and accrued  interest of $516,820.  The notes bear  interest  with rates ranging from 5% to 10% and are currently in default.


Note 7 - Income taxes:
                  At  March  31,  2006,  the  Company  had  net  operating  loss carryforwards  available to reduce future taxable  income,  if
                  any,  of   approximately   $601,000  for  Federal  income  tax
                  purposes.  The Federal net operating loss carryforwards  begin
                  to  expire  in  2012.   California  net  operating  losses  of
                  approximately  $556,000  expire in various years  beginning in
                  2005.  Pursuant to Internal  Revenue  Code Section 382, use of
                  the Company's net operating loss  carryforwards may be limited if a  cumulative  change in  ownership of more than 50% occurs within a three-year period.

                  Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2006 are as follows:

                  Net operating loss carryforwards                    $ 237,000
                  Allowance for doubtful accounts                        91,000
                                                                      ---------
                                                                        328,000

                  Valuation allowance                                  (328,000)
                                                                      ---------

                      Total                                           $    --
                                                                      =========

                  A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

                  The expected income tax benefit, computed based on the Company's pre-tax losses in 2006 and 2005, to the statutory income tax rate is reconciled to the actual tax provision as follows:

                                                                      2006          2005
                                                                   ----------    ----------
                  Expected tax benefit at statutory Federal rate   $   49,000    $   42,000
                  State benefit                                         8,000         4,000
                  Other                                               (11,000)
                                                                   ----------    ----------
                                                                       46,000        46,000
                  Decrease resulting from change in valuation
                     allowance                                        (46,000)      (46,000)
                                                                   ----------    ----------

                         Totals                                    $     --      $     --
                                                                   ==========    ==========

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Related Party Transaction:
                  The Company maintains a mailing address, which is the office address of the Company's chief executive officer. Other than this mailing address, the Company does not maintain any other office facilities. The Company does not pay rent or other fees for the use of this mailing address.

Note 9 - Planned Merger:
                  Effective March 16, 2005, the Company entered into a Plan of Merger with a Nevada corporation also named Radale Imports, Inc. (Radale Nevada). Radale Nevada will be a wholly owned subsidiary of the Company. Upon the conclusion of the merger, Radale Nevada will be the surviving entity, the Company's domicile will be changed from California to Nevada, and all outstanding shares of Radale common stock will convert into an identical number of shares of common stock of Radale Nevada. Radale Nevada has no assets and no liabilities. Radale Nevada had no activity prior to March 31, 2006. The purpose of the merger is to redomesticate the Company as a Nevada corporation and is anticipated to be completed by September, 2006.

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

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2006 that was not reported.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A list of the current officers and directors appears below.

                                                        Position Held    Term of
       Person                  Office                   Since            Office
 -----------------   ---------------------------------  -------------    -------

 Lee D. Dodson, 68   CEO, CFO and Director              1995             2007

 Ken Swanson, 62     President, Secretary and Director  1997             2007

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

Biographical Information
------------------------

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

         New SEC regulations, which took effect November 2005, imposed additional burdens on shell companies that are parties to reverse mergers. Such companies are now required to file with the SEC, within four business days of executing a reverse merger contract, the audited and interim financial statements of the company to be acquired and the other information about such company that would be required to be in a Form 10 or 10-SB. Prior to these new regulations, the filing of such financial information could be delayed until 60 days after the reverse merger is actually effected, and the other information that would be in a Form 10 or 10-SB was not explicitly required in the Form 8-K that is filed to report the transaction. These new filing requirements are expected to inhibit or even prevent the accomplishment of most proposed reverse mergers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of May 25, 2006 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Radale individually and as a group, and by each owner of more than five percent of the common stock.


------------------------- -------------------------- ---------------------------
                                                             Percent of
                                                            Outstanding
Person                          No. of Shares                  Shares
------------------------- -------------------------- ---------------------------
Lee D. Dodson
429 Santa Dominga
Solana Beach, CA 92075             650,000                      30.4%
------------------------- -------------------------- ---------------------------
Ken Swanson
P.O. Box 2822
Rancho Santa Fe, CA 92067          123,400                        5.8%
------------------------- -------------------------- ---------------------------
Gary E. Bryant (2)
16 Carmel Woods
Laguna Niguel, CA 99267            445,300                      20.8%
------------------------- -------------------------- ---------------------------
Mayuri Pujara
4325 Larson Lane
Carlsbad, CA 92008                 463,000                      21.7%
------------------------- -------------------------- ---------------------------

------------------------- -------------------------- ---------------------------
Thomas J. Kenan (1)
212 N.W. 18th Street
Oklahoma City, OK 73103            250,000                      11.7%
------------------------- -------------------------- ---------------------------
Officers and Directors
As a Group (2 persons)             773,400                      36.2%
------------------------- -------------------------- ---------------------------


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2006, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

         The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company's chief executive officer and a director. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson.

         Also since inception, the company has borrowed money from related parties. As of March 31, 2006, the company owed $532,986 to various shareholders, which amount includes accrued interest of $516,821. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent and are currently in default.

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

                  Fiscal Year ended March 31, 2006            $20,423
                  Fiscal Year ended March 31, 2005            $22,066

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2006            $1,786
                  Fiscal Year ended March 31, 2005            $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

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

DATED:  June 27, 2006             RADALE IMPORTS, INC.



                                  By /s/ Lee D. Dodson
                                    --------------------------------------------
                                    Lee D. Dodson, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  June 27, 2006              /s/ Lee D. Dodson
                                  ----------------------------------------------
                                  Lee D. Dodson, Chief Financial Officer
                                  and Director




DATED:  June 27, 2006              /s/ Ken Swanson
                                  ----------------------------------------------
                                  Ken Swanson, President, Secretary and Director

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708

                                INDEX TO EXHIBITS

                                   FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006


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