Form 10QSB
period 2006-06-30
RADALE IMPORTS INC
filed 2006-08-11
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                              Radale Imports, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                           000-49708                       33-0684067
    ------                           ---------                       ----------
  (State of                  (Commission File Number)              (IRS Employer
Incorporation)                                                      I.D. Number)

                                 P. O. Box 1990
                            Rancho Santa Fe, CA 92067
                                  858-756-3011
            ---------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 8, 2006, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                            PAGE
                                                                            ----

CONDENSED BALANCE SHEETS
     JUNE 30, 2006 (UNAUDITED) AND MARCH 31, 2006                              4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
     JUNE 30, 2006 AND 2005 AND PERIOD FROM AUGUST 18, 1995
     (DATE OF INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED)                     5

CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS
     ENDED JUNE 30, 2006 AND 2005 AND PERIOD FROM
     AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
     JUNE 30, 2006(UNAUDITED)                                                  6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                            7-8


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                  JUNE 30, 2006 (UNAUDITED) AND MARCH 31, 2006


                                     ASSETS
                                     ------

                                                                June 30,       March 31,
                                                                  2006           2006
                                                               -----------    -----------
                                                               (Unaudited)

Current assets - cash                                          $      --      $        28

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                --             --
                                                               -----------    -----------

           Total assets                                        $      --      $        28
                                                               ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Cash overdraft                                            $       121    $      --
     Accounts payable                                               52,350         41,204
     Borrowings under line of credit                                31,849         31,556
     Related party payables                                      1,079,982      1,049,806
                                                               -----------    -----------
           Total liabilities                                     1,164,302      1,122,566
                                                               -----------    -----------


Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                       --             --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding          2,138          2,138
     Additional paid-in capital                                    168,853        168,853
     Deficit accumulated during the development stage           (1,335,293)    (1,293,529)
                                                               -----------    -----------
           Total stockholders' deficiency                       (1,164,302)    (1,122,538)
                                                               -----------    -----------

           Total liabilities and stockholders' deficiency      $      --      $        28
                                                               ===========    ===========




See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
               AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2006
                                   (Unaudited)


                                        Three Months Ended
                                             June  30,            Cumulative
                                    --------------------------       from
                                        2006           2005        Inception
                                    -----------    -----------    -----------

Operating expenses:
    General and administrative      $    12,723    $    12,774    $   814,565
    Depreciation and amortization         7,698
                                    -----------    -----------    -----------
       Totals                            12,723         12,774        822,263
                                    -----------    -----------    -----------

Loss from operations                    (12,723)       (12,774)      (822,263)
                                    -----------    -----------    -----------

Other (income) expense:
    Interest income                                                   (50,836)
    Interest expense                     29,041         15,733        563,866
                                    -----------    -----------    -----------
       Totals                            29,041         15,733        513,030
                                    -----------    -----------    -----------

Net loss                            $   (41,764)   $   (28,507)   $(1,355,293)
                                    ===========    ===========    ===========

Net loss per common share - basic   $      (.01)   $      (.01)
                                    ===========    ===========

Basic weighted average number of
    common shares                      2,138,150     2,138,150
                                    ============   ===========




See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                              THROUGH JUNE 30, 2006
                                   (Unaudited)


                                                                                          Cumulative
                                                                                             from
                                                                2006           2005        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $   (41,764)   $   (28,507)   $(1,335,292)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for uncollectible related party
           receivables including accrued interest                  --             --          227,286
        Depreciation and amortization                              --             --            7,698
        Common stock issued for services                           --             --           21,191
        Changes in operating assets and liabilities:
           Other assets                                                                        (1,105)
           Accounts payable                                      11,146          5,852         52,350
           Interest receivable from related parties                                           (50,836)
           Interest payable to related parties                   27,676         12,561        544,496
                                                            -----------    -----------    -----------
                Net cash used in operating activities            (2,942)       (10,094)      (534,212)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                            --             --           (6,593)
     Advances to related parties                                   --             --         (176,450)
                                                            -----------    -----------    -----------
                Net cash used in investing activities              --             --         (183,043)
                                                            -----------    -----------    -----------

Financing activities:
     Net proceeds from loans payable to related party             2,500          3,322        535,486
     Net proceeds from (payment on) line of credit                  293           (123)        31,848
     Proceeds from issuance of common stock                                                   149,800
     Cash overdraft                                                 121            751
                                                            -----------    -----------    -----------
                Net cash provided by financing activities         2,914          3,950        717,134
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                     (28)        (6,144)          (121)

Cash, beginning of period                                            28         (6,144)          --
                                                            -----------    -----------    -----------

Cash, end of period                                         $      --      $      --      $      (121)
                                                            ===========    ===========    ===========



See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
          The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2006 Annual Report on Form 10-KSB.


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

          Earnings (loss) per share:
               The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

               Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months ended June 30, 2006 and 2005.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis of presentation:
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2006, the Company has an accumulated deficit of $1,335,293, and a stockholders' and working capital deficiency of $1,164,302. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Related party receivables, net:
          Related party receivables of $227,286 as of June 30, 2006 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2006 and 2005. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related party payables:
          Related party payables as of June 30, 2006 totaled $1,079,982, which includes notes payable of $535,486 and accrued interest of $544,496. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2006 and are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

     Such  expressions  of  expectation  are not  historical  in nature  and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-KSB. Copies of that filing may be obtained by contacting Anne Ash of our company at P. O. Box 1990, Rancho Santa Fe, CA 92067, and telephone (858) 756-3011.

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

     As part of this plan, we have reincorporated in Nevada in order to facilitate such acquisitions. California law, under which we were incorporated and were governed, contains several provisions of Blue Sky and corporation law that make a California-incorporated company less attractive for merger purposes than a corporation incorporated elsewhere, including Nevada. Regulations of the Securities and Exchange Commission still require certain filings under the proxy rules, which filings represent at least a 30-day delay in effectuating such acquisitions.

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no cash or other assets and liabilities of $1,164,302.

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

Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

  3       Amended and Restated Articles of Incorporation*

  3.1     Bylaws*

  3.2     Articles  of   Incorporation   of  Radale  Imports,   Inc.,  a  Nevada
          corporation+

  3.3     Bylaws of Radale Imports, Inc., a Nevada corporation+

  3.4 Articles of Merger (Pursuant to NRS 92A.200) which merges Radale Imports, Inc., a California corporation, with and into Radale Imports, Inc., a Nevada corporation with the Nevada corporation being the surviving entity++

 14       Code of Ethics for CEO and Senior Financial Officers**

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

     **Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

     ***Previously   filed  with  Form  8-K  Current  Report  December  1,  2004
     Commission file number 000-49708; incorporated herein.

     +Previously filed with Form 10-KSB FYE 03-31-05 Commission file number 000-49708; incorporated herein.

     ++Previously filed with Form 8-K Current Report August 4, 2006 Commission file number 000-49708; incorporated herein.

(b)  Forms 8-K

     Form 8-K August 4, 2006, Item 8.01 Other Events, Commission File No. 000-49708, filed August 9, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 10, 2006                  Radale Imports, Inc.



                                        By /s/ Lee D. Dodson
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer