Form 10KSB/A
period 2006-03-31
RADALE IMPORTS INC
filed 2006-09-01
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB
                         ------------------

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business............................................   1
         Business Development...............................................   1
         Business of the Company............................................   1
         Investigation and Selection of Business Opportunities..............   3
         Form of Acquisition................................................   6
         Investment Company Act and Other Regulation........................   7
         Competition........................................................   8
         No Rights of Dissenting Shareholders...............................   8
         No Target Candidates for Acquisition...............................   9
         Administrative Offices.............................................   9
         Employees..........................................................   9
         Risk Factors.......................................................   9

Item 2   Property...........................................................  15

Item 3   Legal Proceedings..................................................  15

Item 4   Submission of Matters to a Vote of Security Holders................  15

Item 5   Market for Common Equity and Related Stockholder Matters...........  15

Item 6   Management's Discussion and Analysis or Plan of Operation..........  16
         Plan of Operation for the Next Twelve Months.......................  16
         Off-Balance Sheet Arrangements.....................................  17
         Contractual obligations............................................  17

Item 7   Financial Statements...............................................  18


Item 8   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................  31

Item 8A  Controls and Procedures............................................  31

Item 8B  Other Information..................................................  31

Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  32
         Compliance with Section 16(a) of the Exchange Act..................  35
         Audit Committee and Audit Committee Financial Expert...............  35
         Code of Ethics.....................................................  36

Item 10  Executive Compensation.............................................  36
             Stock Options..................................................  36
             Employment Contracts...........................................  36

Item 11  Security Ownership of Certain Beneficial Owners
             and Management.................................................  36

Item 12  Certain Relationships and Related Transactions.....................  37

Item 13  Exhibits...........................................................  38

Item 14  Principal Accountant Fees and Services.............................  39

Signatures..................................................................  41

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

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm May 25, 2006        19

Report of Independent Registered Public Accounting Firm March 10, 2004      20
Balance Sheet March 31, 2006                                                21
Statements of Operations for the years ended March 31, 2006 and 2005 and for the period from August 18, 1995 (date of inception)
    through March 31, 2006                                                  22
Statement of Stockholders' Deficiency for the period from August 18, 1995
    (date of inception) through March 31, 2006                              23
Statements of Cash Flows for the years ended March 31, 2006 and 2005 and for the period from August 18, 1995 (date of inception)
    through March 31, 2006                                                  25
Notes to Financial Statements                                               26

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


                                             /s/ PKF

May 25, 2006                                 PKF
San Diego, California                        Certified Public Accountants
                                             A Professional Corporation

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders
Radale Imports, Inc.


We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Radale Imports, Inc. (A Development Stage Company) for the period from August 18, 1995 (date of inception) through March 31, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Radale Imports, Inc. (A Development Stage Company) and its cash flows for the period from August 18, 1995 (date of inception) through March 31, 2004, in conformity with U.S. generally accepted accounting principles.

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


DATED:  August 31, 2006           RADALE IMPORTS, INC.




                                  By /s/ Lee D. Dodson
                                    --------------------------------------------
                                    Lee D. Dodson, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




DATED:  August 31, 2006            /s/ Lee D. Dodson
                                  ----------------------------------------------
                                  Lee D. Dodson, Chief Financial Officer
                                  and Director




DATED:  August 31, 2006            /s/ Ken Swanson
                                  ----------------------------------------------
                                  Ken Swanson, President, Secretary and Director

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708

                                INDEX TO EXHIBITS


                         AMENDMENT NO. 1 TO FORM 10-KSB


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