Form 10QSB
period 2006-12-31
RADALE IMPORTS INC
filed 2007-02-07
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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

As of February 5, 2007, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            PAGE
                                                                            ----

CONDENSED BALANCE SHEETS
     DECEMBER 31, 2006 (UNAUDITED) AND MARCH 31, 2006                          4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS
     AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
     AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
     THROUGH DECEMBER 31, 2006 (UNAUDITED)                                     5

CONDENSED STATEMENTS OF CASH FLOWS NINE MONTHS
     ENDED DECEMBER 31, 2006 AND 2005 AND PERIOD FROM
     AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 2006 (UNAUDITED)                                             6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                            7-8


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                DECEMBER 31, 2006 (Unaudited) AND MARCH 31, 2006


                                                              December 31,      March 31,
                                    ASSETS                    2006                2006
                                    ------                    ------------    ------------
                                                              (Unaudited)

Current assets - cash                                         $        180    $         28

Related party receivables, net of reserve
     for doubtful accounts of $227,286                                --              --
                                                              ------------    ------------

           Total assets                                       $        180    $         28
                                                              ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Accounts payable                                         $     49,301    $     41,204
     Borrowings under line of credit                                31,720          31,556
     Related party payables                                      1,160,995       1,049,806
                                                              ------------    ------------
           Total liabilities                                     1,242,016       1,122,566
                                                              ------------    ------------

Commitment

Stockholders' deficiency:
     Preferred stock, $.001 par value; 10,000,000 shares
        authorized; none issued                                       --              --
     Common stock, $.001 par value; 40,000,000 shares
        authorized; 2,138,150 shares issued and outstanding          2,138           2,138
     Additional paid-in capital                                    168,853         168,853
     Deficit accumulated during the development stage           (1,412,827)     (1,293,529)
                                                              ------------    ------------
           Total stockholders' deficiency                       (1,241,836)     (1,122,538)
                                                              ------------    ------------

           Total liabilities and stockholders' deficiency     $        180    $         28
                                                              ============    ============




             See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
               AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2006
                                   (Unaudited)


                                        Three Months Ended             Nine Months Ended
                                            December 31,                  December 31,          Cumulative
                                    --------------------------    --------------------------       from
                                        2006           2005           2006           2005       Inception
                                    -----------    -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative      $     6,204    $     6,722    $    35,277    $    34,854    $   837,119
    Depreciation and amortization                                                                     7,698
                                    -----------    -----------    -----------    -----------    -----------
       Totals                             6,204          6,722         35,277         34,854        844,817
                                    -----------    -----------    -----------    -----------    -----------

Loss from operations                     (6,204)        (6,722)       (35,277)       (34,854)      (844,817)
                                    -----------    -----------    -----------    -----------    -----------

Other (income) expense:
    Interest income                                                                                 (50,836)
    Interest expense                     28,818         25,181         84,021         74,674        618,846
                                    -----------    -----------    -----------    -----------    -----------
       Totals                            28,818         25,181         84,020         74,674        568,010
                                    -----------    -----------    -----------    -----------    -----------

Net loss                            $   (35,022)   $   (31,903)   $  (119,298)   $  (109,528)   $(1,412,827)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share - basic   $      (.02)   $      (.01)   $      (.06)   $      (.05)
                                    ===========    ===========    ===========    ===========

Basic weighted average number of
    common shares                     2,138,150      2,138,150      2,138,150      2,138,150
                                    ===========    ===========    ===========    ===========




             See Notes to Unaudited Condensed Financial Statements.


                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND
                 PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2006
                                   (Unaudited)

                                                                                           Cumulative
                                                                                             from
                                                                2006           2005        Inception
                                                            -----------    -----------    -----------
Operating activities:
     Net loss                                               $  (119,298)   $  (109,528)   $(1,412,827)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Provision for uncollectible related party
           receivables including accrued interest                                             227,286
        Depreciation and amortization                                                           7,698
        Common stock issued for services                                                       21,191
        Changes in operating assets and liabilities:
           Other assets                                                                        (1,105)
           Accounts payable                                       8,097         (2,431)        49,301
           Interest receivable from related parties                                           (50,836)
           Interest payable to related parties                   80,589         69,687        597,410
                                                            -----------    -----------    -----------
                Net cash used in operating activities           (30,612)       (42,272)      (561,882)
                                                            -----------    -----------    -----------

Investing activities:
     Purchase of property and equipment                                                        (6,593)
     Advances to related parties                                                             (176,450)
                                                                                          -----------
                Net cash used in investing activities                                        (183,043)
                                                                                          -----------

Financing activities:
     Net proceeds from loans payable to related party            30,600         36,822        563,586
     Net proceeds from (payment on) line of credit                  164           (323)        31,719
     Proceeds from issuance of common stock                                                   149,800
                                                            -----------    -----------    -----------

                Net cash provided by financing activities        30,764         36,499        745,105
                                                            -----------    -----------    -----------

Net (decrease) increase in cash                                     152         (5,773)           180

Cash, beginning of period                                            28          6,144           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $       180    $       371    $       180
                                                            ===========    ===========    ===========


             See Notes to Unaudited Condensed Financial Statements.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Unaudited interim financial statements:
           The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's March 31, 2006 Annual Report on Form 10-KSB.


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

           Earnings (loss) per share:
             The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

             Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three and nine months ended December 31, 2006 and 2005.

                              RADALE IMPORTS, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 3 - Basis of presentation:
           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2006, the Company has an accumulated deficit of $1,412,827, and a stockholders' and working capital deficiency of $1,241,836. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum.

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


Note 4 - Related party receivables, net:
           Related party receivables of $227,286 as of December 31, 2006 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three and nine month periods ended December 31, 2006 and 2005. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.


Note 5 - Related party payables:
           Related party payables as of December 31, 2006 totaled $1,160,995, which includes notes payable of $563,586 and accrued interest of $597,409. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     As part of this plan, we have incorporated in Nevada in order to facilitate such acquisitions.

     We are a development stage Company and, since inception, have experienced significant liquidity problems. We have no capital resources and a stockholders' deficiency. We have total assets of $180 and liabilities of $1,242,016.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number   Description of Exhibit
------   ----------------------

 2 Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)+

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

Date:  February 6, 2007
                                        Radale Imports, Inc.


                                            /s/ Lee D. Dodson
                                        By
                                          --------------------------------------
                                          Lee D. Dodson, Chief Executive Officer