Form 10KSB/A
period 2006-03-31
RADALE IMPORTS INC
filed 2007-03-28
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-KSB
                         ------------------

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business............................................   1
         Business Development...............................................   1
         Business of the Company............................................   1
         Investigation and Selection of Business Opportunities..............   3
         Form of Acquisition................................................   6
         Investment Company Act and Other Regulation........................   7
         Competition........................................................   8
         No Rights of Dissenting Shareholders...............................   8
         No Target Candidates for Acquisition...............................   9
         Administrative Offices.............................................   9
         Employees..........................................................   9
         Risk Factors.......................................................   9

Item 2   Property...........................................................  15

Item 3   Legal Proceedings..................................................  15

Item 4   Submission of Matters to a Vote of Security Holders................  15

Item 5   Market for Common Equity and Related Stockholder Matters...........  15

Item 6   Management's Discussion and Analysis or Plan of Operation..........  16
         Plan of Operation for the Next Twelve Months.......................  16
         Off-Balance Sheet Arrangements.....................................  17
         Contractual obligations............................................  17

Item 7   Financial Statements...............................................  18


Item 8   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................  31

Item 8A  Controls and Procedures............................................  31


Item 8B  Other Information..................................................  32



Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  32
         Compliance with Section 16(a) of the Exchange Act..................  35
         Audit Committee and Audit Committee Financial Expert...............  36
         Code of Ethics.....................................................  36

Item 10  Executive Compensation.............................................  36
             Stock Options..................................................  36
             Employment Contracts...........................................  36


Item 11  Security Ownership of Certain Beneficial Owners
             and Management.................................................  37

Item 12  Certain Relationships and Related Transactions.....................  38

Item 13  Exhibits...........................................................  39

Item 14  Principal Accountant Fees and Services.............................  40


Signatures..................................................................  41

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

ITEM 8A. CONTROLS AND PROCEDURES.


     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company's officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


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


DATED:  March 26, 2007            RADALE IMPORTS, INC.




                                  By /s/ Lee D. Dodson
                                    --------------------------------------------
                                    Lee D. Dodson, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




DATED:  March 26, 2007            /s/ Lee D. Dodson
                                  ----------------------------------------------
                                  Lee D. Dodson, Chief Financial Officer
                                  and Director




DATED:  March 26, 2007            /s/ Ken Swanson
                                  ----------------------------------------------
                                  Ken Swanson, President, Secretary and Director

                              RADALE IMPORTS, INC.

                          COMMISSION FILE NO. 000-49708

                                INDEX TO EXHIBITS


                         AMENDMENT NO. 2 TO FORM 10-KSB


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