Form 10KSB
period 2007-03-31
RADALE IMPORTS INC
filed 2007-07-16
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

RADALE IMPORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	000-49708 (Commission File Number)	33-0684067 (IRS Employer I.D. Number)

P. O. Box 1990
Rancho Santa Fe, CA 92067
(858) 756-3011
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0, as the stock does not trade.

As of May 24, 2007, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 10	Executive Compensation	36
	Compensation of Directors	37
	Stock Options	37
	Employment Contracts	37

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	37

Item 12	Certain Relationships and Related Transactions	38

Item 13	Exhibits	39

Item 14	Principal Accountant Fees and Services	40

Signatures		42

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development.

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

No Rights of Dissenting Shareholders

We do not intend to provide our shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Nevada Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Nevada law.

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

14.    Indemnification of Officers and Directors. Nevada statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

15.    Director's Liability Limited.  Nevada Statutes exclude personal liability of its directors to the company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 4, 2006 Radale Imports, Inc. (California), merged with a wholly owned subsidiary also named Radale Imports, Inc. (Nevada). The sole purpose of the merger was to change the domicile of the company from California to Nevada. The written consent to the merger was obtained from holders of a majority of the outstanding shares of our Common Stock. Then, an Information Statement was sent to the other shareholders advising of this action. We have completed the process of effecting the merger, and required filings of merger papers with the Secretaries of State of Nevada and California has been accomplished.

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have current assets in the form of cash of only $131, total assets of $131 and current liabilities of $1,279,559.

We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity, which we may eventually acquire.

For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
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

Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	None
Capital Lease Obligations	None
Operating Lease Obligations	None
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	None

Total	None

ITEM 7.    FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm July 16, 2007	19
Report of Independent Registered Public Accounting Firm May 10, 2004	20
Balance Sheet March 31, 2007	21
Statements of Operations for the years ended March 31, 2007 and 2006 and for the period from August 18, 1995 (date of inception)
through March 31, 2007	22
Statement of Stockholders’ Deficiency for the period from August 18, 1995
(date of inception) through March 31, 2007	23
Statements of Cash Flows for the years ended March 31, 2007 and 2006 and for the period from August 18, 1995 (date of inception)
through March 31, 2007	25
Notes to Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Radale Imports, Inc.

We have audited the accompanying balance sheet of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2007, and the related statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2007 and 2006, and the cumulative amounts from August 18, 1995 (date of inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders’ deficiency, and cash flows from August 18, 1995 (date of inception) through March 31, 2004 were reported on by other auditors who expressed an unqualified opinion on May 10, 2004, with an explanatory paragraph discussing the Company’s ability to continue as a going concern. Our opinion on the statements of operations, stockholders’ deficiency and cash flows from inception of the development stage through March 31, 2007, insofar as it relates to amounts for prior periods through March 31, 2004, is solely based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2007 and 2006, and the results of its operations and cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ PKF

San Diego, California	PKF
July 16, 2007	Certified Public Accountants
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

/s/ J.H. Cohn LLP

San Diego, California
May 10, 2004

RADALE IMPORTS, INC.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2007

ASSETS

Current assets - cash	$	$ 131

Related party receivables, net of reserve
for doubtful accounts of $227,286		-

Total assets	$	$ 131

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Borrowings under lines of credit		$31,647
Accounts payable		46,626
Related party payables		1,201,286

Total liabilities		1,279,559

Commitment

Stockholders' deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued		-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding		2,138
Additional paid-in capital		168,853
Deficit accumulated during the development stage		(1,450,419)

Total stockholders' deficiency		(1,279,428)

Total liabilities and stockholders' deficiency		$131

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH MARCH 31, 2007

			Cumulative
			from
	2007	2006	Inception

Operating expenses:
General and administrative	$43,511	$44,178	$845,353
Depreciation and amortization	-	-	7,698
Totals	43,511	44,178	853,051

Loss from operations	(43,511)	(44,178)	(853,051)

Other (income) expense:
Interest income	-	-	(50,836)
Interest expense	113,379	99,881	648,204
Totals	113,379	99,881	597,368

Net loss	$(156,890)	$(144,059)	$(1,450,419)

Net loss per common share - basic	$(.07)	$(.07)

Basic weighted average number of common shares	2,138,150	2,138,150

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Common stock issued	1,575,000	$1,575	$28,425		$30,000

Net loss				$(128,126)	(128,126)

Balance, March 31, 1996	1,575,000	1,575	28,425	(128,126)	(98,126)

Common stock issued
for services	325,027	325	5,866		6,191

Common stock issued, net of
related issuance costs	20,000	20	17,980		18,000

Net loss				(84,233)	(84,233)

Balance, March 31, 1997	1,920,027	1,920	52,271	(212,359)	(158,168)

Common stock issued	54,123	54	72,746		72,800

Net loss				(118,395)	(118,395)

Balance, March 31, 1998	1,974,150	1,974	125,017	(330,754)	(203,763)

Common stock issued	29,000	29	28,971		29,000

Net loss				(70,572)	(70,572)

Balance, March 31, 1999	2,003,150	2,003	153,988	(401,326)	(245,335)

Net loss				(30,180)	(30,180)

Balance, March 31, 2000	2,003,150	2,003	153,988	(431,506)	(275,515)

Common stock issued
for services	10,000	10	9,990		10,000

Net loss				(316,324)	(316,324)

Balance, March 31, 2001	2,013,150	2,013	163,978	(747,830)	(581,839)

(Continued on next page)

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance, March 31, 2001	2,013,150	2,013	163,978	(747,830)	(581,839)

Net loss				(100,323)	(100,323)

Balance, March 31, 2002	2,013,150	$$2,013	$163,978	$(848,153)	$(682,162)

Common stock issued
for services	125,000	125	4,875		5,000

Net loss				(82,680)	(82,680)

Balance, March 31, 2003	2,138,150	2,138	168,853	(930,833)	(759,842)

Net loss				(96,449)	(96,449)

Balance, March 31, 2004	2,138,150	2,138	168,853	(1,027,282)	(856,291)

Net loss				(122,188)	(122,188)

Balance, March 31, 2005	2,138,150	2,138	168,853	(1,149,470)	(978,479)

Net loss				(144,059)	(144,059)

Balance, March 31, 2006	2,138,150	2,138	168,853	(1,293,529)	(1,122,538)

Net loss				(156,890)	(156,890)

Balance, March 31, 2007	2,138,150	$$2,138	$168,853	$(1,450,419)	$(1,279,428)

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2007

			Cumulative
			from
	2007	2006	Inception

Operating activities:
Net loss	$(156,890)	$(144,059)	$ $(1,450,419)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for related party receivables
including accrued interest			227,286
Depreciation and amortization			7,698
Common stock issued for services			21,191
Changes in operating assets and liabilities:
Interest receivable from related parties			(50,836)
Other assets			(1,105)
Accounts payable	5,422	637	46,626
Interest payable to related parties	108,880	94,257	625,701
Net cash used in operating activities	(42,588)	(49,165)	(573,858)

Investing activities:
Purchase of property and equipment			(6,593)
Advances to related parties			(176,450)
Net cash used in investing activities			(183,043)

Financing activities:
Net proceeds from loans payable to related party	42,600	43,822	575,586
Net proceeds from (repayments on) lines of credit	91	(773)	31,646
Proceeds from issuance of common stock			149,800
Net cash provided by financing activities	42,691	43,049	757,032

Net increase (decrease) in cash	103	(6,116)	131

Cash, beginning of period	28	6,144	-

Cash, end of period	$131	$28	$131

Supplemental disclosure of cash flow data:
Interest paid	$-	$3,650	$131

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

Earnings (loss) per share:
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2007 or 2006.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2007, the Company has an accumulated deficit of $1,450,419 and a stockholders' and working capital deficiency of $1,279,428. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

During the fiscal years 2004 through 2007, no common stock was issued.

Note 4 - Lines of Credit

The Company has two lines of credit with two separate institutions. The first line of credit has a balance owing of $11,647 at March 31, 2007, bearing interest at 13%. This line of credit was closed prior to 2004. The second line of credit has a balance owing of $20,000 at March 31, 2007. The line has a total available line of credit of $20,000 and bears interest at 13%.

Note 5 - Related party receivables, net:
Related party receivables of $227,286 as of March 31, 2007 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. The debtors pledged their stock to the principal stockholder as consideration for the guarantee. Currently, the Company has not commenced collection of the receivables. The total receivables including accrued interest were fully reserved through a provision charged to operations in the year ended March 31, 2001. Because of the uncertainty about the collectibility of the receivables, no interest income has been accrued since that date.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 - Related party payables:
Related party payables as of March 31, 2007 totaled $1,201,286, which includes notes payable of $575,586 and accrued interest of $625,700. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Note 7 - Income taxes:
At March 31, 2007, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $676,000 for Federal income tax purposes. The Federal net operating loss carryforwards begin to expire in 2012. California net operating losses of approximately $552,000 expire in various years beginning in 2005. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2007 are as follows:

Net operating loss carryforwards	$$262,000
Start Up Costs	211,000
Allowance for doubtful accounts	91,000
564,000

Valuation allowance	(564,000)

Total	$-

A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

The expected income tax benefit, computed based on the Company's pre-tax losses in 2007 and 2006, to the statutory income tax rate is reconciled to the actual tax provision as follows:
	2007	2006

Expected tax benefit at statutory Federal rate	$$53,000	$$49,000
State benefit	9,000	8,000
True up of NOL’s and Start Up Costs	173,000
Other	-	(11,000)
	235,000	46,000
Decrease resulting from change in valuation
allowance	(235,000)	(46,000)

Totals	$-	$-

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 8 - Related Party Transaction:
The Company maintains a mailing address, which is the office address of the Company’s chief executive officer. Other than this mailing address, the Company does not maintain any other office facilities. The Company does not pay rent or other fees for the use of this mailing address.

Note 9 - Merger:
On August 4, 2006 Radale Imports, Inc. (California), merged with a wholly owned subsidiary also named Radale Imports, Inc. (Nevada). The sole purpose of the merger was to change the domicile of the Company from California to Nevada. The written consent to the merger was obtained from holders of a majority of the outstanding shares of the Common Stock. Then, an Information Statement was sent to the other shareholders advising of this action. The Company has completed the process of effecting the merger, and required filings of merger papers with the Secretaries of State of Nevada and California has been accomplished.

Note 10 – Subsequent event:
On June 27, 2007, the CEO, CFO and a director, Lee D. Dodson, died. On July 13, 2007 Ken Swanson agreed to be the replacement of Mr. Dodson.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 2004 J.H. Cohn LLP resigned as Radale Imports, Inc.’s principal independent registered public accounting firm.

J.H. Cohn LLP’s reports for the years ended March 31, 2004 and 2003 included explanatory paragraphs regarding Radale Imports, Inc.’s ability to continue as a going concern. Such reports did not contain an adverse opinion or a disclaimer of opinion nor were they modified as to uncertainty, audit scope or accounting principles.

In connection with Radale Imports, Inc.’s two most recent fiscal years and subsequent interim period ending December 1, 2004 preceding the resignation there have been no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On February 15, 2005, the board of directors of Radale Imports, Inc. (“Radale”) engaged PKF, Certified Public Accountants, a professional corporation, of San Diego, California as Radale’s principal independent registered public accountants to audit its financial statements. Radale did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2007 that was not reported.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A list of the current officers and directors appears below.

		Position Held	Term of
Person	Office	Since	Office

Ken Swanson, 63	CEO and CFO	2007	2008

Ken Swanson, 63	President, Secretary and Director	1997	2008

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event the company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders’ fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

While all of the companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company that is formed without a specified business as its purpose. A "blind pool" company is a company that has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Our company was not formed either as a “blank check” or a “blind pool” company. It was formed to be an operating company in the import-and-export of parts made in India for automobiles and other vehicles. It did not succeed in that business due to the death of the sole officer of our company that had the necessary contacts in India.

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

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

None	None	None	None

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

ITEM 10.    EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

Lee D. Dodson, CEO and CFO	2007	0	0	0	0
	2006	0	0	0	0
Ken Swanson, President and Secretary	2007	0	0	0	0
	2006	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dodson	0	0	0	0	0	0	0	0	0
Swanson	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Radale Imports, Inc. received the following compensation in FY 2007 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Lee D. Dodson	0	0	0	0	0	0	0
Ken Swanson	0	0	0	0	0	0	0

Stock Options.

During the last three fiscal years, the officers and directors of Radale have received no Stock Options and no stock options are outstanding.

Employment Contracts.

We have no employment contracts.

Directors of the company receive no compensation for their services as directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of July 16, 2007 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Radale individually and as a group, and by each owner of more than five percent of the common stock.

Person	No. of Shares	Percent of Outstanding Shares
Estate of Lee D. Dodson, deceased 429 Santa Dominga Solana Beach, CA 92075	650,000	30.4%
Ken Swanson P.O. Box 2822 Rancho Santa Fe, CA 92067	123,400	5.8%
Gary E. Bryant (2) 19 Island Vista Newport Beach, CA 92657-1810	445,300	20.8%

Mayuri Pujara 4325 Larson Lane Carlsbad, CA 92008	463,000	21.7%
Thomas J. Kenan (1) 212 N.W. 18th Street Oklahoma City, OK 73103	250,000	11.7%
Officers and Directors As a Group (2 persons)	773,400	36.2%

(1)	125,000 of these shares are held of record by the Marilyn C. Kenan Trust. Marilyn C. Kenan is the spouse of Thomas J. Kenan.

(2)
These shares are held of record as follows: Gary E. Bryant - 241,100 shares; Suzanne Bryant, Mr. Bryant’s spouse - 3,000 shares; Gary E. Bryant, custodian for the benefit of Jan Cecil Bryant - 1,000 shares; Gary E. Bryant, custodian for the benefit of Chase E. Palm - 200 shares; Newport Capital Consultants, Inc., a corporation under the control of Mr. Bryant - 100,000 shares; and 100,000 shares held in a brokerage account.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2007, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company’s chief executive officer and a director until his death on June 27, 2007. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson, which shares are now held by Mr. Dodson’s estate.

Also since inception, the company has borrowed money from related parties. As of March 31, 2007, the company owed $1,201,286 to various shareholders, which amount includes accrued interest of $625,700. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent and are currently in default.

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

Fiscal Year ended March 31, 2007	$21,090
Fiscal Year ended March 31, 2006	$20,423

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$1,786

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2007	$-0-
Fiscal Year ended March 31, 2006	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: July 16, 2007	RADALE IMPORTS, INC.

	By:	/s/ Ken Swanson
Ken Swanson, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ken Swanson
DATED: July 16, 2007
Ken Swanson, Chief Financial Officer

RADALE IMPORTS, INC.

COMMISSION FILE NO. 000-49708

INDEX TO EXHIBITS

FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2007

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

1

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

2