Form 10QSB
period 2007-06-30
RADALE IMPORTS INC
filed 2007-08-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 7, 2007, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE
CONDENSED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED) AND MARCH 31, 2007	4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
JUNE 30, 2007 AND 2006 AND PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS
ENDED JUNE 30, 2007 AND 2006 AND PERIOD FROM
AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
JUNE 30, 2007 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-8

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED) AND MARCH 31, 2007

	June 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS

Current assets - cash	$1,182	$131

Related party receivables, net of reserve
for doubtful accounts of $227,286	-	-

Total assets	$1,182	$131

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Borrowings under line of credit	$31,573	$31,647
Accounts payable	56,427	46,626
Related party payables	1,239,844	1,201,286
Total liabilities	1,327,844	1,279,559

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,497,653)	(1,450,419)

Total stockholders’ deficiency	(1,326,662)	(1,279,428)

Total liabilities and stockholders’ deficiency	$1,182	$131

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months Ended June 30,		Cumulative from
	2007	2006	Inception

Operating expenses:
General and administrative	$16,645	$12,723	$861,998
Depreciation and amortization	-	-	7,698
Totals	16,645	12,723	869,696

Loss from operations	(16,645)	(12,723)	(869,696)

Other (income) expense:
Interest income	-	-	(50,836)
Interest expense	30,589	29,041	678,793
Totals	30,589	29,041	627,957

Net loss	$(47,234)	$(41,764)	$(1,497,653)

Net loss per common share - basic	$(.02)	$(.01)

Basic weighted average number of
common shares	2,138,150	2,138,150

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2007
(Unaudited)

			Cumulative from
	2007	2006	Inception

Operating activities:
Net loss	$(47,234)	$(41,764)	$(1,497,653)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for uncollectible related party
receivables including accrued interest	-	-	227,286
Depreciation and amortization	-	-	7,698
Common stock issued for services	-	-	21,191
Changes in operating assets and liabilities:
Other assets	-	-	(1,105)
Accounts payable	9,801	11,146	56,427
Interest receivable from related parties	-	-	(50,836)
Interest payable to related parties	29,558	27,676	655,258
Net cash used in operating activities	(7,875)	(2,942)	(581,734)

Investing activities:
Purchase of property and equipment	-	-	(6,593)
Advances to related parties	-	-	(176,450)
Net cash used in investing activities	-	-	(183,043)

Financing activities:
Net proceeds from loans payable to related party	9,000	2,500	584,586
Net proceeds from (payment on) line of credit	(74)	293	31,573
Proceeds from issuance of common stock			149,800
Cash overdraft		121
Net cash provided by financing activities	8,926	2,914	765,959

Net increase (decrease) in cash	1,051	(28)	1,182

Cash, beginning of period	131	28	-

Cash, end of period	$1,182	$-	$1,182

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:

The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2007 Annual Report on Form 10-KSB.

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

Earnings (loss) per share:

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months ended June 30, 2007 and 2006.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2007, the Company has an accumulated deficit of $1,497,653, and a stockholders’ and working capital deficiency of $1,326,662. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:

Related party receivables of $227,286 as of June 30, 2007 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder’s estate. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder’s estate. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three-month periods ended June 30, 2007 and 2006. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:

Related party payables as of June 30, 2007 totaled $1,239,844, which includes notes payable of $584,586 and accrued interest of $655,258. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2007 and are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have total assets of $1,182 and liabilities of $1,327,844.

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

Historically, our cash requirements had been met by loans to the company by Lee Dodson, our CEO, CFO, a director and the beneficial owner of a majority of our outstanding common stock. On June 27, 2007, Mr. Dodson, died. On July 13, 2007 Ken Swanson agreed to be the replacement of Mr. Dodson.

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

Date: August 13, 2007	RADALE IMPORTS, INC.

	By:	/s/ Ken Swanson
Ken Swanson, Chief Executive Officer