Form 10-K
period 2008-03-31
RADALE IMPORTS INC
filed 2008-07-14
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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
Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company ☒

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

As of July 3, 2008, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	30
	Code of Ethics	34
	Corporate Governance	35
	Audit Committee	35
	Compliance with Section 16(a) of the Exchange Act	35

Item 11	Executive Compensation	36
	Compensation of Directors	36
	Equity Compensation Plans	37

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

Item 13	Certain Relationships and Related Transactions	38

Item 14	Principal Accountant Fees and Services	39

Item 15	Exhibits	40

Signatures		42

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Business Development.

Radale Imports, Inc. was incorporated under the laws of the State of California on August 18, 1995, and currently is incorporated under the laws of the State of Nevada. Radale Imports Inc. is in the developmental stage. From the period of inception in 1995 through 1998, we were occupied in establishing an import-export business between India and the U.S. in the automotive after parts and accessory markets. In 1998 our vice president, Raj Pujara, died. He was our contact with India. We soon learned that we could not proceed with our business plan without him. We have no commercial operations today, have no full-time employees and own no real estate or other property other than office equipment.

Our Business.

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

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated there under.

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

ITEM 1A.	RISK FACTORS.

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

14. Indemnification of Officers and Directors. Nevada statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

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

22. Rule 144 Sales. Of the 2,138,150 shares of our common stock outstanding, 935,000 shares are “restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliated shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

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

ITEM 2.	PROPERTIES.

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

There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of our company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Recent Sales of Unregistered Securities. There have been no securities sold by the registrant within the past three years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have current assets in the form of cash of only $57, total assets of $57 and current liabilities of $1,450,070.

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

ITEM 8.	FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm July 3, 2008	18
Balance Sheet March 31, 2008	19
Statements of Operations for the years ended March 31, 2008 and 2007 and for the period from August 18, 1995 (date of inception) through March 31, 2008	20
Statement of Stockholders’ Deficiency for the period from August 18, 1995 (date of inception) through March 31, 2008	21
Statements of Cash Flows for the years ended March 31, 2008 and 2007 and for the period from August 18, 1995 (date of inception) through March 31, 2008	23
Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Radale Imports, Inc.

We have audited the accompanying balance sheet of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2008 and 2007 and for the period from April 1, 2004 to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radale Imports, Inc. (A Development Stage Company) as of March 31, 2008, and the results of its operations and cash flows for the years ended March 31, 2008 and 2007 and for the period from April 1, 2004 to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF

July 3, 2008	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

RADALE IMPORTS, INC.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2008

ASSETS

Current assets - cash	$57

Related party receivables, net of reserve for doubtful accounts of $227,286	-

Total assets	$57

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Borrowings under lines of credit	$31,282
Accounts payable	50,081
Related party payables	1,368,707

Total liabilities	1,450,070

Commitment

Stockholders' deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-
Common stock, $.001 par value; 40,000,000 shares authorized; 2,138,150 shares issued and outstanding	2,138
Additional paid-in capital	168,853
Deficit accumulated during the development stage	(1,621,004)

Total stockholders' deficiency	(1,450,013)

Total liabilities and stockholders' deficiency	$57

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
THE PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH MARCH 31, 2008

			Cumulative
			from
	2008	2007	Inception

Operating expenses:
General and administrative	$41,323	$43,511	$886,676
Depreciation and amortization	-	-	7,698
Totals	41,323	43,511	894,374

Loss from operations	(41,323)	(43,511)	(894,374)

Other (income) expense:
Interest income	-	-	(50,836)
Interest expense	129,262	113,379	777,466
Totals	129,262	113,379	726,630

Net loss	$(170,585)	$(156,890)	$(1,621,004)

Net loss per common share - basic	$(.08)	$(.07)

Basic weighted average number of common shares	2,138,150	2,138,150

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2008

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

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONCLUDED)
FOR THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance, March 31, 2002	2,013,150	$2,013	$163,978	$(848,153)	$(682,162)

Common stock issued for services	125,000	125	4,875		5,000

Net loss				(82,680)	(82,680)

Balance, March 31, 2003	2,138,150	2,138	168,853	(930,833)	(759,842)

Net loss				(96,449)	(96,449)

Balance, March 31, 2004	2,138,150	2,138	168,853	(1,027,282)	(856,291)

Net loss				(122,188)	(122,188)

Balance, March 31, 2005	2,138,150	2,138	168,853	(1,149,470)	(978,479)

Net loss				(144,059)	(144,059)

Balance, March 31, 2006	2,138,150	$2,138	$168,853	$(1,293,529)	$(1,122,538)

Net loss				(156,890)	(156,890)

Balance, March 31, 2007	2,138,150	$2,138	$168,853	$(1,450,419)	$(1,279,428)

Net loss				(170,585)	(170,585)

Balance, March 31, 2008	2,138,150	$2,138	$168,853	$(1,621,004)	$(1,450,013)

See Notes to Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007 AND
THE PERIOD FROM AUGUST 18, 1995
(DATE OF INCEPTION) THROUGH MARCH 31, 2008

					Cumulative
					from
	2008		2007		Inception

Operating activities:
Net loss		$(170,585)		$(156,890)	$(1,621,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for related party receivables including accrued interest					227,286
Depreciation and amortization					7,698
Common stock issued for services					21,191
Changes in operating assets and liabilities:
Interest receivable from related parties					(50,836)
Other assets					(1,105)
Accounts payable		3,455		5,422	50,081
Interest payable to related parties		125,201		108,880	750,902
Net cash used in operating activities		(41,929)		(42,588)	(615,787)

Investing activities:
Purchase of property and equipment					(6,593)
Advances to related parties					(176,450)
Net cash used in investing activities					(183,043)

Financing activities:
Net proceeds from loans payable to related party		42,220		42,600	617,806
Net proceeds from (repayments on) lines of credit		(365)		91	31,281
Proceeds from issuance of common stock					149,800
Net cash provided by financing activities		41,855		42,691	798,887

Net (decrease) increase in cash		(74)		103	57

Cash, beginning of period		131		28	-

Cash, end of period		$57		$131	$57

Supplemental disclosure of cash flow data:
Interest paid	$		$		$12,818

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

Earnings (loss) per share:
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are no potentially dilutive common shares outstanding for the years ended March 31, 2008 or 2007.

Concentration risk:
The Company had three vendors which composed approximately 84% of its accounts payable balance at March 31, 2008.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2008, the Company has an accumulated deficit of $1,621,004 and a stockholders' and working capital deficiency of $1,450,013. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 3 - Changes in authorized shares and stock split:
At the date of inception, 1,575,000 shares of common stock were issued to the founders of the Company at $.02 per share. During the fiscal year 1997, an additional 325,027 shares of common stock were issued at approximately $.02 per share for services.

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

During the fiscal years 2004 through 2008, no common stock was issued.

Note 4 – Lines of Credit
The Company has two lines of credit with two separate institutions. The first line of credit has a balance owing of $11,282 at March 31, 2008, bearing interest at 13.00%. The second line of credit has a balance owing of $20,000 at each of the fiscal years ended March 31, 2008 and 2007. The line has a total available line of credit of $20,000 and bears interest at 13%.

Note 5 - Related party receivables, net:
Related party receivables of $227,286 as of March 31, 2008 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company's principal stockholder. The debtors pledged their stock to the principal stockholder as consideration for the guarantee. Currently, the Company has not commenced collection of the receivables. The total receivables including accrued interest were fully reserved through a provision charged to operations in the year ended March 31, 2001. Because of the uncertainty about the collectability of the receivables, no interest income has been accrued since that date.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 - Related party payables:
Related party payables as of March 31, 2008 totaled $1,368,707, which includes notes payable of $617,805 and accrued interest of $750,902. The notes bear interest with rates ranging from 5% to 10% and are currently in default.

Note 7 - Income taxes:
At March 31, 2008, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $807,000 for Federal income tax purposes. The Federal net operating loss carry forwards begin to expire in 2012. California net operating losses of approximately $692,000 expire in various years beginning in 2008. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes and net operating loss carry forwards give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of March 31, 2008 are as follows:

2008

Net operating loss carry forwards	$315,000
Startup Costs	228,000
Allowance for doubtful accounts	-
543,000
Valuation allowance	(543,000)
Total	$-

A valuation allowance has been recorded against the deferred tax assets, as the ultimate realization of these assets is considered unlikely.

The expected income tax benefit, computed based on the Company's pre-tax losses in 2008 and 2007, to the statutory income tax rate is reconciled to the actual tax provision as follows:

	2008	2007

Expected tax benefit at statutory Federal rate	$(58,000)	$(53,000)
State benefit	(10,000)	(9,000)
True up of NOL’s and Start Up Costs	-	(173,000)
True up of bad debt	89,000	-
	21,000	(235,000)
Decrease resulting from change in valuation allowance	(21,000)	235,000

Totals	$-	$-

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 8 – Related Party Transaction:
The Company maintains a mailing address, which is the office address of the Company’s chief executive officer. Other than this mailing address, the Company does not maintain any other office facilities. The Company does not pay rent or other fees for the use of this mailing address.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting. The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors. The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2008 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A list of the current officers and directors appears below.

		Position Held	Term of
Person	Office	Since	Office

Ken Swanson, 64	CEO and CFO	2007	2008

Ken Swanson, 64	President, Secretary and Director	1997	2008

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

None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events:

•
A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended March 31, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at P.O. Box 1990, Rancho Santa Fe, CA 92067.

Corporate Governance.

Security holder recommendations of candidates for the board of directors. Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years. The recommendation must be received by the company by March 9 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee. We have no standing audit committee. Our director performs the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only one director at present. Our sole director is not an audit committee financial expert, but the director has access to consultants that can provide such expertise when such is needed.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

None	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total

Ken Swanson, CEO and CFO	2008	0	0	0	0
	2007	0	0	0	0
Ken Swanson, President and Secretary	2008	0	0	0	0
	2007	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Swanson	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Radale Imports, Inc. received the following compensation in FY 2008 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Ken Swanson	0	0	0	0	0	0	0

Our standard for determining the dollar amount of stock awards is based upon the amount of service each director performs for the company.

Compensation Committee. We do not have a compensation committee. We currently have only one director, Ken Swanson. The director deliberates from time to time concerning the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.

Related Transactions. During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as the directors or officers, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of July 3, 2008 the number of shares of common stock of Internet Infinity beneficially owned by each officer and director of Radale individually and as a group, and by each owner of more than five percent of the common stock.

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

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, the company has loaned money to its officers and major stockholders, Raj Pujara and Ken Swanson. As of March 31, 2008, the related party receivables - including accrued interest of $50,836 - amounted to $227,286 and were in default. Because of the uncertainty of collection, the entire amount was charged to operations in the fiscal year that ended March 31, 2001.

The repayment of the principal and accrued interest has been guaranteed by Lee D. Dodson, the company’s chief executive officer and a director until his death on June 27, 2007. The debtors, for his guarantee, have pledged their common stock totaling 586,400 shares, to Mr. Dodson, which shares are now held by Mr. Dodson’s estate.

Also since inception, the company has borrowed money from related parties. As of March 31, 2008, the company owed $1,368,707 to various shareholders, which amount includes accrued interest of $750,902. The promissory notes representing this company debt bear interest ranging from 5 percent to 10 percent and are currently in default.

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

Fiscal Year ended March 31, 2008	$24,584
Fiscal Year ended March 31, 2007	$21,090

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2008	$-0-
Fiscal Year ended March 31, 2007	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2008	$1,699
Fiscal Year ended March 31, 2007	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2008	$-0-
Fiscal Year ended March 31, 2007	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

ITEM 15.	EXHIBITS.

The following exhibits are filed, some by incorporation by reference, as part of this Form 10-K:

Exhibit
Number	Description of Exhibit

2	Plan of Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)+

3	Amended and Restated Articles of Incorporation of Radale Imports, Inc., a California corporation*

3.1	Bylaws of Radale Imports, Inc., a California corporation*

3.2	Articles of Incorporation of Radale Imports, Inc., a Nevada corporation+

3.3	Bylaws of Radale Imports, Inc., a Nevada corporation+

14	Code of Ethics for CEO and Senior Financial Officers**

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATED: July 14, 2008	RADALE IMPORTS, INC.

	By	/s/ Ken Swanson
Ken Swanson, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 14, 2008	/s/ Ken Swanson
Ken Swanson, Chief Financial Officer and
Sole Director

RADALE IMPORTS, INC.

COMMISSION FILE NO. 000-49708

INDEX TO EXHIBITS

FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

The following exhibits are filed, some by incorporation by reference, as part of this Form 10-K:

Exhibit
Number	Description of Exhibit

2	Plan of Merger between Radale Imports, Inc. (a California corporation) and Radale Imports, Inc. (a Nevada corporation)+

3	Amended and Restated Articles of Incorporation of Radale Imports, Inc., a California corporation*

3.1	Bylaws of Radale Imports, Inc., a California corporation*

3.2	Articles of Incorporation of Radale Imports, Inc., a Nevada corporation+

3.3	Bylaws of Radale Imports, Inc., a Nevada corporation+

14	Code of Ethics for CEO and Senior Financial Officers**

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB Commission file number 000-49708; incorporated herein.

**Previously filed with Form 10-KSB FYE 03-31-04 Commission file number 000-49708; incorporated herein.

+Previously filed with Form 10-KSB FYE 03-31-05 Commission file number 000-49708; incorporated herein.

1