Form 10-Q
period 2008-06-30
RADALE IMPORTS INC
filed 2008-08-19
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-49708

Radale Imports, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	33-0684067 (IRS Employer I.D. Number)

P. O. Box 1990
Rancho Santa Fe, CA 92067
858-756-3011

_____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of August 18, 2008, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE

CONDENSED BALANCE SHEETS
JUNE 30, 2008 (UNAUDITED) AND MARCH 31, 2008	4

CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS
ENDED JUNE 30, 2008 AND 2007 AND PERIOD FROM AUGUST 18,
1995 (DATE OF INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED
JUNE 30, 2008 AND 2007 AND PERIOD FROM
AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
JUNE 30, 2008 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-8

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
JUNE 30, 2008 (UNAUDITED) AND MARCH 31, 2008

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets - cash	$155	$57

Related party receivables, net of reserve for doubtful accounts of $227,286	-	-

Total assets	$155	$57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Borrowings under line of credit	$31,178	$31,282
Accounts payable	55,077	50,081
Related party payables	1,409,727	1,368,707
Total liabilities	1,495,982	1,450,070

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,666,818)	(1,621,004)

Total stockholders’ deficiency	(1,495,827)	(1,450,013)

Total liabilities and stockholders’ deficiency	$155	$57

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended		Cumulative
	June 30,		from
	2008	2007	Inception
Operating Expenses:
General & administrative	$11,341	$16,645	$898,017
Depreciation & amortization	-	-	7,698

Totals	11,341	16,645	905,715

Loss from Operations	(11,341)	(16,645)	(905,715)

Other (Income) Expense:
Interest Income	-	-	(50,836)
Interest Expense	34,473	30,589	811,939

Totals	34,473	30,589	761,103

Net Loss	$(45,814)	$(47,234)	$(1,666,818)

Net Loss per common share-basic and diluted	$(.02)	$(.02)

Basic weighted average number of common shares	2,138,150	2,138,150

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH JUNE 30, 2008
(Unaudited)

			Cumulative
			from
	2008	2007	Inception

Operating activities:
Net loss	$(45,814)	$(47,234)	$(1,666,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible related party receivables including accrued interest	-	-	227,286
Depreciation and amortization	-	-	7,698
Common stock issued for services	-	-	21,191
Changes in operating assets and liabilities:
Other assets	-	-	(1,105)
Accounts payable	4,996	9,801	55,077
Interest receivable from related parties	-	-	(50,836)
Interest payable to related parties	33,670	29,558	784,572
Net cash used in operating activities	(7,148)	(7,875)	(622,935)

Investing activities:
Purchase of property and equipment	-	-	(6,593)
Advances to related parties	-	-	(176,450)
Net cash used in investing activities	-	-	(183,043)

Financing activities:
Proceeds from loans payable to related party	7,350	9,000	625,156
Net proceeds from (payment on) line of credit	(104)	(74)	31,177
Proceeds from issuance of common stock	-	-	149,800
Net cash provided by financing activities	7,246	8,926	806,133

Net increase in cash	98	1,051	155

Cash, beginning of period	57	131	-

Cash, end of period	$155	$1,182	$155

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:
The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2008 Annual Report on Form 10-K.

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

Earnings (loss) per share:
The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months ended June 30, 2008 and 2007.

Concentration risk:
The Company has three vendors which composed approximately 79% and 84% of its accounts payable balance at June 30, 2008 and March 31, 2008, respectively.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2008, the Company has an accumulated deficit of $1,666,818 and a stockholders’ and working capital deficiency of $1,495,827. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of June 30, 2008 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder’s estate. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder’s estate. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the three month periods ended June 30, 2008 and 2007. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
Related party payables as of June 30, 2008 totaled $1,409,727, which includes notes payable of $625,155 and accrued interest of $784,572. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2008 and are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have total assets of $155 and liabilities of $1,495,982.

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

Historically, our cash requirements had been met by loans to the company by the Estate of Lee Dodson, our former CEO, CFO, a director and the beneficial owner of a majority of our outstanding common stock. On June 27, 2007, Mr. Dodson, died. On July 13, 2007 Ken Swanson agreed to be the replacement of Mr. Dodson.

Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances of achieving their objectives. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

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

Date: August 19, 2008	RADALE IMPORTS, INC.

	By	/s/ Ken Swanson
Ken Swanson, Chief Executive Officer