Form 10-Q
period 2008-09-30
RADALE IMPORTS INC
filed 2008-11-19
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

As of November 18, 2008, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND MARCH 31, 2008	4

CONDENSED STATEMENTS OF OPERATIONS THREE AND SIX MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007 AND PERIOD FROM AUGUST 18,
1995 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007 AND PERIOD FROM
AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH
SEPTEMBER 30, 2008 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-8

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND MARCH 31, 2008

	September 30,	March 31,
ASSETS	2008	2008
	(Unaudited)

Current assets - cash	$553	$57

Related party receivables, net of reserve
for doubtful accounts of $227,286	-	-

Total assets	$553	$57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Borrowings under line of credit	$31,195	$31,282
Accounts payable	57,775	50,081
Related party payables	1,456,820	1,368,707
Total liabilities	1,545,790	1,450,070

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares
authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,716,228)	(1,621,004)

Total stockholders’ deficiency	(1,545,237)	(1,450,013)

Total liabilities and stockholders’ deficiency	$553	$57

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	September 30,		September 30,		from
	2008	2007	2008	2007	Inception
Operating Expenses:
General & administrative	$13,360	$6,274	$24,701	$22,920	$911,377
Depreciation & amortization	-	-	-	-	7,698

Totals	13,360	6,274	24,701	22,920	919,075

Loss from Operations	(13,360)	(6,274)	(24,701)	(22,920)	(919,075)

Other (Income) Expense:
Interest Income	-	-	-	-	(50,836)
Interest Expense	36,050	32,050	70,523	62,638	847,989

Totals	36,650	32,050	70,523	62,638	797,153

Net Loss	$(49,410)	$(38,324)	$(95,224)	$(85,558)	$(1,716,228)

Net Loss per common share-basic
and diluted	$(.02)	$(.02)	$(.04)	$(.04)

Basic weighted average number
of common shares	2,138,150	2,138,150	2,138,150	2,138,150

See Notes to Unaudited Condensed Financial Statements.

 RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Cumulative
			from
	2008	2007	Inception

Operating activities:
Net loss	$(95,224)	$(85,558)	$(1,716,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for uncollectible related party
receivables including accrued interest	-	-	227,286
Depreciation and amortization	-	-	7,698
Common stock issued for services	-	-	21,191
Changes in operating assets and liabilities:
Other assets	-	-	(1,105)
Accounts payable	7,694	1,353	57,775
Interest receivable from related parties	-	-	(50,836)
Interest payable to related parties	68,763	60,572	819,666
Net cash used in operating activities	(18,767)	(23,633)	(634,553)

Investing activities:
Purchase of property and equipment	-	-	(6,593)
Advances to related parties	-	-	(176,450)
Net cash used in investing activities	-	-	(183,043)

Financing activities:
Proceeds from loans payable to related party	19,350	24,500	637,154
Net proceeds from (payment on) line of credit	(87)	(144)	31,195
Proceeds from issuance of common stock			149,800
Net cash provided by financing activities	19,263	24,356	818,149

Net increase in cash	496	723	553

Cash, beginning of period	57	131	-

Cash, end of period	$553	$854	$553

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:
The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2008 Annual Report on Form 10-K.

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

Earnings (loss) per share:
The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the three months and six months ended September 30, 2008 and 2007.

Concentration risk:
The Company has two vendors which composed approximately 68% and three vendors which composed approximately 84% of its accounts payable balance at September 30, 2008 and March 31, 2008, respectively.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2008, the Company has an accumulated deficit of $1,716,228 and a stockholders’ and working capital deficiency of $1,545,237. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the sale of equity securities to private investors pursuant to a private placement memorandum. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of September 30, 2008 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder’s estate. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder’s estate. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the six month period ended September 30, 2008 and 2007. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
Related party payables as of September 30, 2008 totaled $1,456,820, which includes notes payable of $637,154 and accrued interest of $819,666. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2008 and are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have total assets of $553 and liabilities of $1,545,790.

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

Item 4.     Legal Proceedings

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

Date: November 18, 2008	RADALE IMPORTS, INC.

By: /s/ Ken Swanson
Ken Swanson, Chief Executive Officer