Form 10-Q
period 2008-12-31
RADALE IMPORTS INC
filed 2009-02-23
CIK 1022666

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-49708

Radale Imports, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0684067
(State of	(IRS Employer
Incorporation)	I.D. Number)

P. O. Box 1990
Rancho Santa Fe, CA 92067
858-756-3011

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 19, 2009, there were 2,138,150 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

CONDENSED BALANCE SHEETS DECEMBER 31, 2008 (UNAUDITED) AND MARCH 31, 2008	4

CONDENSED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008 (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008 (UNAUDITED)	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-8

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 (UNAUDITED) AND MARCH 31, 2008

	December, 31	March 31,
	2008	2008
	(Unaudited)

ASSETS
Current assets – cash	$76	$57

Related party receivables, net of reserve for doubtful accounts of $227,286	-	-

Total assets	$76	$57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Borrowings under line of credit	$30,847	$31,282
Accounts payable	55,346	50,081
Related party payables	1,499,149	1,368,707
Total liabilities	1,585,342	1,450,070

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 2,138,150 shares issued and outstanding	2,138	2,138
Additional paid-in capital	168,853	168,853
Deficit accumulated during the development stage	(1,756,257)	(1,621,004)

Total stockholders’ deficiency	(1,585,266)	(1,450,013)

Total liabilities and stockholders’ deficiency	$76	$57

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
AND PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Cumulative from
	2008	2007	2008	2007	Inception
Operating Expenses:
General & administrative	$3,121	$11,474	$27,822	$34,394	$914,498
Depreciation & amortization	-	-	-	-	7,698

Totals	3,121	11,474	27,822	34,394	922,196

Loss from Operations	(3,121)	(11,474)	(27,822)	(34,394)	(922,196)

Other (Income) Expense:
Interest Income	-	-	-	-	(50,836)
Interest Expense	36,907	32,998	107,431	95,636	884,897

Totals	36,907	32,998	107,431	95,636	834,061

Net Loss	$(40,028)	$(44,472)	$(135,253)	$(130,030)	$(1,756,257)

Net Loss per common share-basic and diluted	$(.02)	$(.02)	$(.06)	$(.06)

Basic weighted average number of common shares	2,138,150	2,138,150	2,138,150	2,138,150

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
PERIOD FROM AUGUST 18, 1995 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2008
(Unaudited)

	2008	2007	Cumulative from Inception

Operating activities:
Net loss	$(135,253)	$(130,030)	$(1,756,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible related party receivables including accrued interest	-	-	227,286
Depreciation and amortization	-	-	7,698
Common stock issued for services	-	-	21,191
Changes in operating assets and liabilities:
Other assets	-	-	(1,105)
Accounts payable	5,265	10,152	55,346
Interest receivable from related parties	-	-	(50,836)
Interest payable to related parties	105,091	92,549	855,993
Net cash used in operating activities	(24,897)	(27,329)	(640,684)

Investing activities:
Purchase of property and equipment	-	-	(6,593)
Advances to related parties	-	-	(176,450)
Net cash used in investing activities	-	-	(183,043)

Financing activities:
Proceeds from loans payable to related party	25,350	28,500	643,156
Net proceeds from (payment on) line of credit	(434)	(236)	30,847
Proceeds from issuance of common stock	-	-	149,800
Net cash provided by financing activities	24,916	28,264	823,803

Net increase in cash	19	935	76

Cash, beginning of period	57	131	-

Cash, end of period	$76	$76	$76

See Notes to Unaudited Condensed Financial Statements.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Unaudited interim financial statements:
The accompanying unaudited condensed financial statements of Radale Imports, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s March 31, 2008 Annual Report on Form 10-K.

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

Earnings (loss) per share:
The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128").

Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that dilutive earnings per common share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period such as common shares that could result from the potential exercise or conversion of securities and debt into common stock. There are potentially no dilutive common shares outstanding for the nine months ended December 31, 2008 and 2007.

Concentration risk:
The Company has two vendors which composed approximately 74% and three vendors which composed approximately 84% of its accounts payable balance at December 31, 2008 and March 31, 2008, respectively.

RADALE IMPORTS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of presentation:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2008, the Company has an accumulated deficit of $1,756,257 and a stockholders’ and working capital deficiency of $1,585,266. Management plans to obtain the additional funds to enable the Company to continue as a going concern through the acquisition of a business through a combination with another, as-yet-unidentified company. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain the additional funds, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Related party receivables, net:
Related party receivables of $227,286 as of December 31, 2008 include accrued interest of $50,836. The receivables arose from periodic borrowings from the Company by stockholders and officers. All unpaid amounts were due no later than March 31, 2001, and are currently in default. The repayment of the principal and all accrued interest has been guaranteed by the Company’s principal stockholder’s estate. As a consideration to the stockholder for the guarantee, the debtors pledged their stock to the principal stockholder’s estate. Currently, the Company has not commenced collection of the receivables. Because of the uncertainty about the collectability of the receivables, no interest income was accrued in the nine month periods ended December 31, 2008 and 2007. The total receivables including accrued interest of $227,286 have been fully reserved through a provision charged to operations in the year ended March 31, 2001.

Note 5 - Related party payables:
Related party payables as of December 31, 2008 totaled $1,499,149, which includes notes payable of $643,156 and accrued interest of $855,993. The notes bear interest with rates ranging from 6% to 10% and are currently in default.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2008 and are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.  Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-K.  Copies of that filing may be obtained by contacting Anne Ash of our company at P. O. Box 1990, Rancho Santa Fe, CA 92067, and telephone (858) 756-3011.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have total assets of $76  and liabilities of $1,585,342.

We cannot predict to what extent our lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity, which we may eventually acquire.

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

Date: February 20, 2009	RADALE IMPORTS, INC.

	By	/s/ Ken Swanson
Ken Swanson, Chief Executive Officer